Form 10-Q
period 2016-03-31
Appsoft Technologies, Inc.
filed 2016-06-03
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 333-206764

APPSOFT TECHNOLOGIES, INC.

(Name of Small Business Issuer in its charter)

Nevada	47-3427919
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

1225 Franklin Avenue, Suite 325, Garden City, NY 11530

Address of registrant's principal executive offices

(516) 224-7717
Issuer’s telephone number

,
(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At June 3, 2016 there were 4,362,500 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

(unaudited)

	As of
	March 31, 2016 (unaudited)	December 31, 2015 (audited)
CURRENT ASSETS
Cash	$55,049	$6,324
Accounts Receivable	-	-
TOTAL CURRENT ASSETS	56,424	6,324
OTHER ASSETS
Phone Apps	50,000	50,000
Accumulated Amortization for Phone Apps	(10,000)	(7,500)
TOTAL OTHER ASSETS	40,000	42,500
TOTAL ASSETS	$96,424	$48,824

LIABILITIES
CURRENT LIABILTIES
Accounts Payable	$385	$-
Accrued Interest	98	44
TOTAL CURRENT LIABILTIES	483	44

Note Payable	-	4,000
TOTAL LIABILITIES	483	4,044

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at March 31, 2016)	200	200
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,291,600 shares issued and outstanding at March 31, 2016)	429	411
Common Stock Subscribed	35,450	-
Stock Subscription Receivable	(35,850)	(400)
Additional Paid in Capital	190,978	100,197
Accumulated Deficit	(96,641)	(55,628)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	95,941	44,780

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$96,424	$48,824

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

(unaudited)

	For the three months ending March 31,
	2016	2015

Sales	$560	$-
Total Revenue	$560	$-

EXPENSES:
Selling, General and Administrative	17,196	2,315
Amortization Expense	2,500	-
Interest Expense	53	-
Outside Services	21,036	-
Professional Fees	788	-
Total Expense	41,573	2,315

Loss from operations	$(39,639)	$(2,315)
NET LOSS	(41,013)	(2,315)
Basic and fully diluted net loss per common share:	4,110,000	4,000,000

Weighted average common shares outstanding	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders’ Equity

(unaudited)

For the period from

March 24, 2015 (Inception)

through March 31, 2016

							Additional
	Common Stock		Preferred Stock		Stock Subscription	Common Stock	Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Receivable	Subscribed	Capital	Deficit	Equity

Balances, March 24, 2015 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Net loss	-	-	-	-	-	-	-	(55,628)	(55,628)

Capital Contribution	-	-	-	-	-	-	408	-	408

Issuance of Preferred Shares	-	-	2,000,000	200	-	-	99,800	-	100,000

Issuance of Common Shares	4,000,000	400			(400)	-			-

Issuance of Common Shares for services	110,000	11			-	-	(11)		-

Balances, December 31, 2015	4,110,000	$411	2,000,000	$200	$(400)	$-	$100,197	$(55,628)	$44,780

Net loss	-	-	-	-	-	-	-	(41,013)	(39,639)

Issuance of Common Shares	181,600	18			(35,450)	35,450	90,782	-	90,800

Balances, March 31, 2016	4,291,600	$429	2,000,000	$200	$(35,850)	$35,450	$190,979	$(96,641)	$95,941

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,013)	$(2,315)
Depreciation	2,500	-
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Accounts Receivable	-	-
Increase (decrease) in Accounts Payable	385	-
Increase (decrease) in Accrued Expenses	53	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(36,701)	(2,315)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note Payable	(4,000)	-
Acquisition of Phone Apps	-	(50,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,000)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Contribution for payment of expenses	-	-
Proceeds from sale of Common Stock Purchase	90,800
Proceeds from sale of Preferred Stock Purchase	-	60,300

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	90,800	60,300

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	50,099	7,985

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	6,325	-

END OF THE PERIOD	$55,048	$7,985

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

APPSOFT TECHNOLOGIES
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2016
(unaudited)

NOTE A – BUSINESS ACTIVITY

AppSoft Technologies (the "Company”) was organized under the laws of the State of Nevada March 24, 2015.  The Company’s fiscal year end is December 31st. The Company develops, publishes and markets mobile software applications for smartphones and tablet devices (“Apps”). We currently own a portfolio comprising over 400 Apps titles including games designed to appeal to a broad cross section of consumers and legal-related Apps that provide compilations of federal and state laws and regulations across a variety of legal disciplines and digests of court decisions rendered by federal courts. Consumers download our Apps through direct-to-consumer digital storefronts, such as the Apple App Store and Google Play Store.

We currently generate revenue from sales, or downloads, of our Apps and from advertisements published on our ad supported game titles.

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $95,266 and cash used in operations of $88,784 at March 31, 2016.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.   These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation- The financial statements included herein were prepared under the accrual basis of accounting.

Cash and Cash Equivalents- For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

Revenue Recognition- The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(i)	persuasive evidence of an arrangement exists,
(ii)	the services have been rendered and all required milestones achieved,
(iii)	the sales price is fixed or determinable, and
(iv)	collectability is reasonably assured.

Comprehensive Income (Loss) - The Company reports Comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of May 31, 2015.

APPSOFT TECHNOLOGIES
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2016
(unaudited)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Deferred Taxes- The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Fair Value of Financial Instruments- The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2016, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2016.

Stock-Based Compensation- The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Fair Value for Financial Assets and Financial Liabilities- The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2016.

APPSOFT TECHNOLOGIES
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2016
(unaudited)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at April 30, 2015, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended March 31, 2016.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

APPSOFT TECHNOLOGIES
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2016
(unaudited)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Recently Issued Accounting Pronouncements – Cont’d

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

NOTE D – SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2016.

NOTE E – CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $.0001 par value per share.

In March 2015, the Company issued the following shares:

2,000,000 shares were issued to Seth Ingram, Chief Operating Officer and Treasurer, for $200.

2,000,000 shares were issued to Brian Kuchik, President, CEO and Secretary, for $200.

In October 2015, the Company issued the following shares for services:

110,000 shares were issued on October 1, 2015 in exchange for legal and consulting services. The shares were issued at par with a zero value for the services.

In March 2016, the Company issued the following shares:

181,600 shares were purchased under a public offering for $.50 per share for a total of $90,800. An additional 70,900 were also purchased under the public offering at $.50 per share for a total of $35,450 of which the payments were received and deposited in April 2016.

Total issued and outstanding shares as of March 31, 2016 were 4,181,600.

The Company is authorized to issue 10,000,000 Series A Cumulative, Convertible Preferred Shares at $.0001 par value per share.  During the period from inception (March 24, 2015) through March 31, 2016, the Company issued 2,000,000 shares of preferred stock at $.05 per share to Ventureo, LLC in exchange for $50,000 in cash and Phone Apps with a fair market value of $50,000 for a total of $100,000.

Ventureo. LLC also paid $408 in expense incurred on behalf of AppSoft, Inc. and this amount is considered an additional capital contribution.

APPSOFT TECHNOLOGIES
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2016
(unaudited)

NOTE F – RELATED PARTY NOTE PAYABLE AND NOTE PAYABLE

The Company does not have any related party or non-related party Note Payables as of March 31, 2016.

NOTE G – OTHER ASSET/PHONE APPS

As a part of the Preferred Stock transaction (refer to Note E above), the Company acquired Phone Apps valued at $50,000. These Phone Apps are generating Sales Revenue. The Company will amortize the Phone Apps over 5 years. Per SOP 98-1 the amortization period for the Phone Apps should be relatively short. Management has determined that 5 years is a relatively short period. Monthly amortization is $833.34. Accumulated Amortization as of March 31, 2016 is $10,000.

NOTE H – INCOME TAX

The Company provides for income taxes under (now included under Accounting Standards Codification (ASC), 740), Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For Federal and New York income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss as of March 31, 2016, is approximately $33,760. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

March 31, 2016
Deferred tax asset:
NOL Carry forward	$99,293
Valuation allowances	(99,293)
Deferred Tax Asset	$0

NOTE I – NOTE PAYABLE

The Company issued a non-related party Note Payable on September 11, 2015 in the amount of $2,000. This demand note bears interest at 8% per year. The Company issued a non-related party Note Payable on December 10, 2015 in the amount of $2,000. On March 2, 2016, the $4,000 principal amount was paid. Total remaining interest accrued but not paid for both notes is $53 as of March 31, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Report, and our final prospectus for our initial public offering filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on February 3, 2016, or the Prospectus.

The information in this discussion and elsewhere in this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “may,” “will,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “could,” “estimate,” “continue” and similar expressions or variations identify forward-looking statements.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Report. Factors that might cause such a discrepancy include, but are not limited to:

•	Our failure to develop or acquire and publish new Apps that achieve market acceptance or we do not continue to enhance our existing Apps.

•	Our inability to maintain a good relationship with the markets where our Apps are distributed.

•	Our inability to keep pace with technological changes and market conditions in the Apps industry.

•	Our inability to compete against a wide range of companies that market Apps, many of which have significantly greater resources than we do.

You should also refer to the section of our Prospectus entitled “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

AppSoft Technologies, Inc. (“we,” “us,” or the “Company”) develops, publishes and markets mobile software applications for smartphones and tablet devices (“Apps”). Our Apps titles include games designed to appeal to a broad cross section of consumers and legal-related Apps that provide compilations of federal and state laws and regulations across a variety of legal disciplines and digests of court decisions rendered by federal courts that are directed to legal professionals. We offer all of our game titles in both a free advertisement-supported version and a paid version that does not display ads. We believe that the ad supported versions allow for wider dissemination of our titles to consumers who might not otherwise spend money for an App without first playing the game.

We market, sell and distribute our games through direct-to-consumer digital storefronts, such as Apple’s App Store and the Google Play Store. We currently or expect to advertise our Apps through the digital storefronts, our own website, social media, such as Facebook and LinkedIn, through mobile ad networks and search engine optimization, or SEO, tools.

We are developing and acquiring new Apps to expand our existing product offerings. We rely on third party designers, developers and programs to develop new Apps. We also solicit ideas for new titles from unrelated parties. We evaluate prospects based on a variety of factors. If we conclude that a particular prospect is worth pursuing, we may fund the development of the App through launch and beyond. We expect to release several new Apps throughout 2016.

During the quarter, we completed updating our legal Apps titles. We expect to commence a dedicated marketing effort for these titles over the balance of 2016 that we believe could significantly increase revenue generated from these titles.

We currently derive our revenue primarily from sales, or downloads, of our Apps and from advertisements published on our ad supported game titles. Over the course of 2016, we expect to generate revenue from the sale of software titles that we develop for own account or that are developed by third-parties which we acquired or that have been developed for our benefit. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development costs.

Over the last several years, mobile devices, including smartphone and tablets, have proliferated extensively around the world across a wide range of demographic groups. The mobile Apps industry has experienced corresponding growth in the number of downloads, the number and types of Apps published. We believe that there will continue to be an increase in the number of smartphones and tablets sold. In addition, technological advances to these devices, including more powerful smartphones and tablets with larger screens provide a platform for more diverse Apps and make games more fun and visually appealing. We believe that technological developments will continue to drive growth in our industry for the foreseeable future.

History

We were organized in the State of Nevada in March 2015. In April 2015, we concluded a transaction in which we issued 2,000,000 shares of our Series A Preferred Stock in exchange for the sum of $50,000 and the portfolio comprising over 400 Apps titles.

On March 31, 2016, we closed our initial public offering of common stock, which we refer to throughout this Report as our IPO. In our IPO, we registered 1,000,000 shares of common stock for sale at a price of $0.50 per share and sold 252,500 shares of common stock to the public for an aggregate offering price of $126,250, of which $35,450 did not clear our account until after the close of the period covered by this Report.

Growth Strategies and Outlook

Our principal growth strategy entails developing and acquiring new Apps to supplement our existing Apps portfolio. Our primary focus will be to release new game titles. We are developing a pipeline of independent game designers, developers and programmers who provide us with new ideas and titles to publish. We also are soliciting new games and concepts that we may acquire from third parties. We also will seek to develop and publish free-to-play games. Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee, through “in-app purchases” utilizing virtual currency they may be purchased through digital storefronts, and to engage with various advertisements and offers that generate revenues for us. We may seek to acquire franchises around which we develop games, including movies, television programs, toys and other cultural phenomena that lend themselves to gamification.

Our ability to pursue and achieve our objectives are predicated on our receipt of meaningful revenue from sales of our existing Apps and those we may release in the future and from our ability to raise capital from outside sources.

Our revenues will depend significantly on growth in the mobile games market and our ability to develop or acquire and publish mobile Apps that are well received by consumers. In addition, because are products are purchased with and on the overall strength of the economy in the United States. We expect to invest resources in research and development, analytics and marketing to introduce new Apps and continue to update our existing Apps, and to the extent that Apps into which we have invested significant capital are not successful, our business and financial condition could be harmed. We operate in an environment that is extremely competitive for users against a continually increasing number of developers, many of which are significantly larger than us and have other competitive advantages. We expect to allocate a material portion of our operating revenue and capital that we receive to spending on sales and marketing initiatives in connection with the launch and promotion of our games in an effort to drive sales.

Our revenues also will depend on maintaining our continued good relationship with the digital storefront operators, primarily Apple and Google, each of which could unilaterally alter their terms of service in ways that could harm our business.

Our ability to achieve and sustain profitability will depend not only on our ability to grow our revenues, but also on our ability to manage our operating expenses. Currently, we have two employees, neither of whom receives a salary but who may seek to be compensated in the future. For the foreseeable further, we expect to utilize the services of independent contractors and consultants, who we believe are readily available for our purposes, in order to manage our personnel costs. We also will continue to maintain a virtual office as long as our operations permit to keep our office space overhead within reason.

We acquired our Apps portfolio in April 2015 and our management has operated these assets only for a very limited period of time. Thus far, we have initiated new marketing and sales strategies with respect to our exiting titles and have seen an increase in sales of our game related Apps. We also commenced the process of bringing up to date our legal related titles that had not been updated in several years and have experienced increased sales and decreased returns by consumers of these titles. Management believes that it can bring considerable industry experience to the marketing of our Apps and that positive sales results, in small increments, at first, will be evident in the near term and pick up as time progresses. Moreover, as management supplements our Apps portfolio with new games and launches free-to-play games with multiple potential revenue streams, it expects revenues to grow rapidly. Management will seek to leverage to our benefit its strong industry contacts built over many years across a range of Internet related sales and marketing ventures.

Results of Operations for the Three Months Ended March 31, 2016 and for the Period of Inception (March 24, 2015) through March 31, 2015 (unaudited)

The following table presents our results of operations for the three months ended March 31, 2016 and the period inception (March 24, 2015) through March 31, 2015

	Three Months Ended March 30,	For the period inception (March 24, 2015) through March 31
	2016	2015
Revenue	$560	$0

Expenses
Selling, General and Administrative	15,821	2,315
Amortization Expense	2,500	0
Interest Expense	80	0
Outside Services	25,036	0
Professional Fees	788	0
Total Expenses	41,573	2,315
Net Loss	$41,013	$2,315

Revenues

We recorded revenue during the period of $560 comprising generated from downloads of our Apps.

Expenses

Selling, General and Administrative expenses consist of expenses relating to, among other things, web hosting and email hosting costs, rent for our virtual office, and other general and administrative expenses.

Amortization Expense comprises the quarterly portion of the amortization of our Apps, which we amortize over a ten-year period.

Interest Expense is attributable to interest accrued on two promissory notes in the aggregate principal amount of $4,000 on which the Company paid the principal amount in March 2016. The interest amount set forth in the table above remains outstanding.

Outside Services represents the amount we paid to third party developers and software designers in connection with the Company’s Apps.

Professional Fees consist of amounts paid to our third party professionals for services rendered during the quarter.

Net Loss

During the quarter ended March 31, 2016, we had a net loss of $41,013, which represents the difference between our total expenses of $41,573 partially offset by our revenue of $560.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, the availability of credit facilities, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2016, we had working capital of $55,916 comprising all cash.

Since our inception, we have financed our operations through the sale of equity securities and from internally generated revenue from operations. On March 31, 2016, we closed our initial public offering of securities from which we received net proceeds of $126,250, of which $90,800 was received during the quarter covered by this Report and $35,450 which did not clear our account until after the close of the period covered by this Report.

Our primary requirements for liquidity and capital are to fund the development and acquisition of new Apps and for sales and marketing initiatives in connection with the launch and promotion of our games, as well as for working capital to fund our general corporate needs, including filing reports under the federal securities laws. We work with independent game designers, developers and programmers who provide us with new ideas and titles to publish. We also are soliciting new games and concepts that we may acquire from third parties. When we receive an idea for a new App, we research the commercial viability of the concept, undertaking an analysis of the cost to develop the App against its potential economic return. If we determine that the App is commercially viable, we may fund the cost of development, publication and marketing. Upon completion of development we will own the App title. Developing and publishing free-to-play games will require considerable capital to develop, maintain and update, particularly games we may seek to develop around popular movie, television, toy other cultural phenomena that lend themselves to gamification.

Since our customers pay for their purchases by credit or debit card at the time of sale, neither inventories nor receivables are relevant to our business.

We believe that the proceeds we have generated from our IPO Our cash on hand and cash flow from operations will allow us to operate at current levels but will not be sufficient to fund all of our desired development and acquisition strategy or the cash required in connection with launching, marketing and promoting our games. We will use the proceeds from the sale of the shares of common stock in our recently completed public offering to fund these endeavors; however, we do not believe these funds will be sufficient for all such purposes. We will seek to fund acquisitions and to engage third party developers partially through the issuance of securities. Therefore our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities and we might not be able to obtain additional financing on terms favorable to us, if at all. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

Cash Flows:

The following table presents summary cash flow information.

For the three months ended March 31, 2016

Net cash used in operating activities	$36,701
Net cash used in investing activities	4,000
Net cash provided by financing activities	90,800
Net increase in cash	$50,099

Operating Activities

We used net cash used in operating activities for the three months ended March 31, 2016 of $36,701, consisting principally of payments to outside consultants, developers and programmers in the amount of $21,036 and payments to web hosting and email hosting providers.

Investing Activities

We used $4,000 of net cash used in investing activities for the three months ended March 31, 2016 to pay of the principal amount of two promissory notes that became due on 2016. We continue to owe interest on these promissory notes of $98 as of the end of the quarter ended March 31, 2016.

Financing Activities

During the three months ended March 31, 2016, net cash provided by financing activities was $90,800 as a result of proceeds received during the quarter from the sale of stock in our IPO which closed on March 31, 2016.

Contractual Commitments as of March 31, 2016

As of March 31, 2016, the Company had no contractual obligations, commercial commitments, long-term debt or lease obligations.

Going Concern

The notes to our financial statements for the quarter ended March 31, 2016 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2015 include an explanatory paragraph with respect to our ability to continue as a going concern. The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We received approximately $126,250 net proceeds from our IPO. We believe these funds will be sufficient to maintain uninterrupted operations while we pursue our near term operational plans and other fund raising initiatives. We can not assure you that we will be successful in our operational plans. If revenues that we generate from our existing and to be introduced Apps are less than we anticipate or we incur higher than anticipated expenses in the development and marketing of our Apps, we may require additional funding later in 2016.

Off-Balance Sheet and Other Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to fully offset these higher costs through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 1 to our financial statements included in our prospectus dated February 3, 2016. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

The preparation of financial statements in accordance with United States Generally Accepted Accounting Principles, or GAAP, requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances in making judgments about the carrying value of assets and liabilities that are not readily available from other sources. We evaluate our estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates discussed below involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. Our significant accounting policies are described in Note 1 to our consolidated financial statements included elsewhere in this report.

We believe the following accounting policies and estimates are the most critical. Some of them involve significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions.

Revenue Recognition - The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(i)	persuasive evidence of an arrangement exists,

(ii)	the services have been rendered and all required milestones achieved,

(iii)	the sales price is fixed or determinable, and

(iv)	collectability is reasonably assured.

Recent Accounting Pronouncements

Emerging Growth Company Critical Accounting Policy Disclosure: We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

There are no recent accounting pronouncements published after February 2013 that had a material effect on the financial statements presented herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2016. Based upon that evaluation, the Company’s PEO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2016 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to address this condition and implement a more effective system to insure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are presently no pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

During the three months ended March 31, 2016, we did not issue any unregistered securities..

Use of Proceeds from Initial Public Offerings of Common Stock

On February 1, 2016, our registration statement on Form S-1 (File No. 333-206764) was declared effective by the SEC for our initial public offering whereby we registered an aggregate of 1,000,000 shares of our common stock for sale to the public on a direct primary, self-underwritten basis (that is, without the use of a broker-dealer) by our officers and directors in reliance upon Rule 3(a)4-1 under the Securities Exchange Act of 1934, as amended. On March 31, 2016, the scheduled termination date of the offering, we closed the offering and sale of 252.500 shares of common stock to the public at a price of $0.50 per share.

We raised $126,250 in proceeds, of which $90,800 were received prior to the close of the period covered by this Report and $35,450 which did not clear our account until after the close of the period covered by this Report.. We incurred offering costs of approximately $15,000.00, all of which were paid by the Company. None of these expenses consisted of direct or indirect payments made by us to any director, officer or person owning 10% or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 3, 2016 pursuant to Rule 424(b)(3). We are retaining the funds received in our bank account as cash pending use thereof.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4- MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.
32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601 of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.
**	To be filed by amendment. The Interactive Data Files required to be submitted with this Quarterly Report on Form 10-Q represent the first such files required to be submitted by the registrant. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, the registrant will file all Interactive Data files required to be filed by Regulation S-T within thirty days of the date of the filing of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPSOFT TECHNOLOGIES, INC.

Date: June 3, 2016	By:	/s/Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

