Form 10-Q/A
period 2016-03-31
Appsoft Technologies, Inc.
filed 2016-06-15
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

______________________________________

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

Yes ☒ ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At June 3, 2016 there were 4,362,500 shares of common stock outstanding.

Explanatory Note: The sole purpose of this Amendment to AppSoft Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, filed with the Securities and Exchange Commission on June 3, 2016 (the “Form 10-Q”), is to provide the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q.

ITEM 6 - EXHIBITS

Exhibit	Description

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPSOFT TECHNOLOGIES, INC.

Date: June 15, 2016	By:	/s/Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer