Form 10-Q
period 2016-06-30
Appsoft Technologies, Inc.
filed 2016-08-22
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Address of registrant’s principal executive offices

(516) 224-7717

Issuer’s telephone number

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

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At August 19, 2016, there were 2,762,500 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

(Unaudited)

As of
June 30, 2016
CURRENT ASSETS
Cash	$12,830
TOTAL CURRENT ASSETS	12,830
OTHER ASSETS
Gaming Platform	60,000
Phone Apps, net	37,500
TOTAL OTHER ASSETS	97,500
TOTAL ASSETS	$110,330

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	$5,000
Accrued Interest	150
TOTAL CURRENT LIABILITIES	5,150

Note Payable	-
TOTAL LIABILITIES	5,150

STOCKHOLDER’S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at March 31, 2016)	200
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 3,017,500 shares issued and outstanding at June 30, 2016)	302
Common Stock Subscribed	-
Stock Subscription Receivable	(400)
Additional Paid in Capital	271,556
Accumulated Deficit	(166,478)
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	105,180
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY/(DEFICIT)	$110,330

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

(Unaudited)

	For the three months ending June 30,
	2016	2015

Sales	$491	$475
Total Revenue	$491	$475

EXPENSES:
Selling, General and Administrative	17,925	4,649
Amortization Expense	2,500	2,500
Interest Expense	53	-
Outside Services	39,865	-
Professional Fees	9,985	9,000
Total Expense	70,328	16,149

Loss from operations	$(69,837)	$(15,674)
NET LOSS	(69,837)	(15,674)
Basic and fully diluted net loss per common share:	4,085,657	4,000,000

Weighted average common shares outstanding	$(0.02)	$(0.00)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

(Unaudited)

			For the period from
	For the six months ending June 30,		March 24, 2015 (Inception)
	2016	2015	through June 30, 2016

Sales	$1,051	$475	$2,843
Total Revenue	$1,051	$475	$2,843

EXPENSES:
Selling, General and Administrative	35,121	6,964	50,399
Amortization Expense	5,000	2,500	12,500
Interest Expense	107	-	151
Outside Services	60,901	-	79,831
Professional Fees	10,773	9,000	26,440
Total Expense	111,902	18,464	169,321

Loss from operations	$(110,851)	$(17,989)	$(166,478)
NET LOSS	(110,851)	(17,989)	(166,478)
Basic and fully diluted net loss per common share:	4,085,657	4,000,000	4,055,224

Weighted average common shares outstanding	$(0.03)	$(0.00)	$(0.04)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders’ Equity

For the period from

March 24, 2015 (Inception)

through June 30, 2016 (Unaudited)

	Common Stock		Preferred Stock		Stock Subscription	Common Stock	Additional Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Receivable	Subscribed	Capital	Deficit	Equity

Balances, March 24, 2015 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Net loss	-	-	-	-	-	-	-	(55,628)	(55,628)

Capital Contribution	-	-	-	-	-	-	408	-	408

Issuance of Preferred Shares	-	-	2,000,000	200	-	-	99,800	-	100,000

Issuance of Common Shares	4,000,000	400			(400)	-			-

Issuance of Common Shares for services	110,000	11			-	-	(11)		-

Balances, December 31, 2015	4,110,000	$411	2,000,000	$200	$(400)	$-	$100,197	$(55,628)	$44,780

Net loss	-	-	-	-	-	-	-	(110,851)	(110,851)

Issuance of Common Shares	270,500	27			-	-	131,223	-	131,250

Issuance of Common Shares for Asset Acquisition	80,000	8			-	-	39,992	-	40,000

Issuance of Common Shares for Services	165,000	16			-	-	(15)	-	1

Cancellation of Common Shares	(1,600,000)	(160)					160

Balances, June 30, 2016	3,025,500	$302	2,000,000	$200	$(400)	$-	$271,557	$(166,479)	$105,180

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

(Unaudited)

			For the period ended from
	For the six months ended June 30,		March 24, 2015 (Inception)
	2016	2015	through June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(110,851)	$(17,989)	$(174,478)
Depreciation	5,000	2,500	12,500
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Accounts Receivable	-	-	-
Increase (decrease) in Accounts Payable and Other Accruals	1,000	-	5,000
Increase (decrease) in Accrued Interest Expense	107	(1)	150
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(104,744)	(15,490)	(156,828)
CASH FLOWS FROM INVESTING ACTIVITIES:
Note Payable	-	-	-
Acquisition of Guuf Platform	(60,000)	-	(60,000)
Acquisition of Phone Apps	-	(50,000)	(50,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(60,000)	(50,000)	(110,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Contribution for payment of expenses	-	408	408
Proceeds from sale of Common Stock Purchase	179,250	-	179,250
Proceeds from sale of Preferred Stock Purchase	-	100,000	100,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	179,250	100,408	279,658

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	14,506	34,918	12,830

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	6,324	-	-

END OF THE PERIOD	$20,830	$34,918	$12,830

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

APPSOFT TECHNOLOGIES

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

NOTE A – BUSINESS ACTIVITY

AppSoft Technologies (the “Company”) was organized under the laws of the State of Nevada March 24, 2015.  The Company’s fiscal year end is December 31st. The Company develops, publishes and markets mobile software applications for smartphones and tablet devices (“Apps”). We currently own a portfolio comprising over 400 Apps titles including games designed to appeal to a broad cross section of consumers and legal-related Apps that provide compilations of federal and state laws and regulations across a variety of legal disciplines and digests of court decisions rendered by federal courts. Consumers download our Apps through direct-to-consumer digital storefronts, such as the Apple App Store and Google Play Store.

We currently generate revenue from sales, or downloads, of our Apps and from advertisements published on our ad supported game titles.

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $166,478 and cash used in operations of $156,828 at June 30, 2016.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2016.

APPSOFT TECHNOLOGIES

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2016, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended June 30, 2016.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2016.

APPSOFT TECHNOLOGIES

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at April 30, 2015, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended June 30, 2016.

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

AS OF JUNE 30, 2016

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

NOTE D – SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2016.

NOTE E – CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $.0001 par value per share.

In March 2015, the Company issued the following shares:

2,000,000 shares were issued to Seth Ingram, Chief Operating Officer and Treasurer, for $200.

2,000,000 shares were issued to Brian Kupchik, President, CEO and Secretary, for $200.

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

In April 2016, the Company issued the following shares:

70,900 shares were purchased under the public offering for $.50 per share for a total of $35,450.

APPSOFT TECHNOLOGIES

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

NOTE E – CAPITAL STOCK—CONT’D

In June 2016, the Company issued the following shares:

80,000 shares valued at $.50 per share (total value is $40,000) as a part of the acquisition of Guuf gaming platform. Total platform purchase price was $60,000.

1,600,000 shares were cancelled as a part of the resignation of the Chief Operating Officer and Treasurer, Seth Ingram. The shares were originally issued at par.

160,000 shares were issued to 3 different consultants at par for a total of $16.

10,000 shares were purchased under the public offering for $.50 per share for a total of $5,000.

Total issued and outstanding shares as of June 30, 2016 were 3,017,500.

The Company is authorized to issue 10,000,000 Series A Cumulative, Convertible Preferred Shares at $.0001 par value per share.  During the period from inception (March 24, 2015) through June 30, 2016, the Company issued 2,000,000 shares of preferred stock at $.05 per share to Ventureo, LLC in exchange for $50,000 in cash and Phone Apps with a fair market value of $50,000 for a total of $100,000.

Ventureo. LLC also paid $408 in expense incurred on behalf of AppSoft, Inc. and this amount is considered an additional capital contribution.

NOTE F – RELATED PARTY NOTE PAYABLE AND NOTE PAYABLE

The Company does not have any related party or non-related party Note Payables as of June 30, 2016.

NOTE G – OTHER ASSET/PHONE APPS

As a part of the Preferred Stock transaction (refer to Note E above), the Company acquired Phone Apps valued at $50,000. These Phone Apps are generating Sales Revenue. The Company will amortize the Phone Apps over 5 years. Per SOP 98-1 the amortization period for the Phone Apps should be relatively short. Management has determined that 5 years is a relatively short period. Monthly amortization is $833.34. Accumulated Amortization as of June 30, 2016 is $12,500.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For Federal and New York income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss as of June 30, 2016, is approximately $56,000. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

June 30, 2016
Deferred tax asset:
NOL Carry forward	$166,478
Valuation allowances	(166,478)
Deferred Tax Asset	$0

APPSOFT TECHNOLOGIES

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

NOTE I – NOTE PAYABLE

The Company issued a non-related party Note Payable on September 11, 2015 in the amount of $2,000. This demand note bears interest at 8% per year. The Company issued a non-related party Note Payable on December 10, 2015 in the amount of $2,000. On March 2, 2016, the $4,000 principal amount was paid. Total remaining interest accrued but not paid for both notes is $151 as of June 30, 2016.

NOTE J – ASSET ACQUISITIONS

Acquisition of eSports Tournament Platform Assets

On June 10, 2016, AppSoft Technologies, Inc. (the “Company”) acquired certain assets comprising an eSports tournament platform for competitive gamers from Guuf LLC (“Guuf”). The Company acquired the assets for a total purchase price of $60,000 consisting of (i) $15,000 in cash, which has been paid, (ii) 80,000 shares of common stock valued at $0.50 per share (the price at which the Company sold shares to its initial public offering completed in March 2016); (iii) $5,000 in cash payable by August 1, 2016 and (iv) the grant of a royalty equal to 5% of the first calendar year’s profits generated by the Company from the assets, a royalty equal to 4% of year two profits and royalty equal to 3% of year three profits. As additional consideration for the assets, the Company entered into consulting agreement with Nathan Cavanaugh, the sole member of Guuf, as described below.

The assets consist of the following:

•	title to registered or unregistered trademarks and trade names;
•	web platform, files, source code and object code;
•	branding and marketing collateral;
•	Guuf.com domain name;
•	prototyped design files of Guuf’s mobile application for iOS;
•	web development of new Guuf features, including free play modes and mobile gaming tournaments;
•	strategic development of Guuf’s user achievements list and ranking and leaderboard system calculations; and
•	sourcing of development for new Guuf features including automated score reporting, API, mobile application for iOS, user achievements, ranking and leaderboard systems, and live streaming.

Acquisition of Mobile App Assets

On June 10, 2016, the Company acquired by assignment from Marc Seal certain concepts, artwork, story lines and related computer software in connection with a computer game titled “CryptoGene,” for mobile application (the “Assigned Property”), including:

(i)	Complete “CryptoGene” intellectual property (Any active and applicable trademarks, copyrights, patents, works, etc.)

(ii)	CryptoGene website (www.CryptoGene.com)

(iii)	CryptoGene software (Video Game for mobile and computer platforms)

(iv)	CryptoGene: Origins (Work in Progress 50 Page Graphic Novel)

(v)	CryptoGene Short Story (Work in Progress 10 Page Graphic Novel)

The assignment includes all of Mr. Seal’s right and interest in and to the intellectual property, including any right to use or disseminate CryptoGene as a mobile application or in any other medium (including all other audio-visual rights, print and allied and incidental rights), all advertising, publication and promotion rights with respect to any part of CryptoGene or any adaptation or version thereof, and all merchandising, commercial tie-in, publishing and exploitation rights.

NOTE K – MATERIAL EVENT

Departure of Directors or Certain Officers; Election of Directors:

On June 10, 2016, Seth Ingram resigned as a member of the board of directors. Mr. Ingram’s resignation was for personal reasons and not a result of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Upon his resignation, Mr. Ingram returned to the Company for cancellation 1.6 million of the 2 million shares of common stock registered in his name. After giving effect to the cancellation of Mr. Ingram’s shares, there were 2,762,500 shares of common stock outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On March 31, 2016, we closed our initial public offering of common stock, which we refer to throughout this Report as our IPO. In our IPO, we registered 1,000,000 shares of common stock for sale at a price of $0.50 per share and sold 252,500 shares of common stock to the public for an aggregate offering price of $126,250, of which $35,450 did not clear our account until the period covered by this Report.

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

Our ability to pursue and achieve our objectives is predicated on our receipt of meaningful revenue from sales of our existing Apps and those we may release in the future and from our ability to raise capital from outside sources.

Our revenues will depend significantly on growth in the mobile games market and our ability to develop or acquire and publish mobile Apps that are well received by consumers. In addition, because our products are purchased with disposable income, our success is dependent on the overall strength of the economy in the United States. We expect to invest resources in research and development, analytics and marketing to introduce new Apps and continue to update our existing Apps, and to the extent that Apps into which we have invested significant capital are not successful, our business and financial condition could be harmed. We operate in an environment that is extremely competitive for users against a continually increasing number of developers, many of which are significantly larger than us and have other competitive advantages. We expect to allocate a material portion of our operating revenue and capital that we receive to sales and marketing initiatives in connection with the launch and promotion of our games in an effort to drive sales.

Our revenues also will depend on maintaining our continued good relationship with the digital storefront operators, primarily Apple and Google, each of which could unilaterally alter their terms of service in ways that could harm our business.

Our ability to achieve and sustain profitability will depend not only on our ability to grow our revenues, but also on our ability to manage our operating expenses. Currently, we have one full-time employ, who receives compensation when and as determined by the board of directors. For the foreseeable further, we expect to utilize the services of independent contractors and consultants, who we believe are readily available for our purposes, in order to manage our personnel costs. We also will continue to maintain a virtual office as long as our operations permit to contain our office space overhead.

We acquired our Apps portfolio in April 2015 and our management has operated these assets only for a very limited period of time. Thus far, we have initiated new marketing and sales strategies with respect to our exiting titles and have seen an increase in sales of our game related Apps. We also commenced the process of bringing up to date our legal related titles that had not been updated in several years and have experienced increased sales and decreased returns by consumers of these titles. Management believes that it brings considerable industry experience to the marketing of our Apps and that positive sales results, in small increments, at first, will be evident in the near term and pick up as time progresses. Moreover, as management supplements our Apps portfolio with new games and launches free-to-play games with multiple potential revenue streams, it expects revenues to grow rapidly. Management will seek to leverage to our benefit its strong industry contacts built over many years across a range of Internet related sales and marketing ventures.

General Observations Regarding Results of Operations for the Periods Presented in this Report and Corporate Developments during the Quarter Ended June 30, 2016

Generally, the increases in revenues and expenses during the three months ended June 30, 2016 compared to the comparable three-month period in 2015 can be attributed to the continued maturation of the Company, including:

•	management’s increasing familiarity and comfort level with the Company’s Apps portfolio, which it acquired shortly after the Company’s organization in March 2015;

•	the completion of the updating of our legal titles and the corresponding increase in sales generated from those titles;

•	the implementation of advertising and marketing strategies and techniques to Apps sales and their positive impact on sales of the Company’s Apps; and

•	the availability of proceeds from our IPO that closed in March 2016.

Additional factors with respect to the comparison of the results of operations for the six months ended June 30, 2016 compared with the results of operations for the period commencing from inception (March 24, 2015) to June 30, 2015 beyond those referenced above, are that the results of operations for the 2016 period represent a full six months of operations whereas the results of operations for the 2015 period represent just over three months of operations Company and the Company acquired its portfolio of Apps in April 2015.

As a result of the foregoing and as the Company continues to mature, management expects the Company to see increased sales of existing Apps and to commence generating revenue from new Apps currently under development and that the Company has acquired or will acquire from third parties. Management expects that the Company will record corresponding increases in costs and expenses associated with increased sales attributable to the payment of compensation to management, the retention of additional software developers and other consultants, and increased marketing costs. For example, as reported in a Current Report on Form 8-K as filed with the SEC on June 16, 2016, during the quarter ended June 30, 2016, the Company:

(i) acquired certain assets comprising an eSports tournament platform for competitive gamers and certain concepts, artwork, story lines and related computer software in connection with a computer game titled “CryptoGene,” which represent potential future products; and

(ii) entered into Master Services Agreements and Consulting Agreements with nine experienced software designers and developers.

Results of Operations for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015 (unaudited)

The following table presents our results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015
Revenue	$491	$475

Expenses
Selling, General and Administrative	25,925	4,649
Amortization Expense	2,500	2,500
Interest Expense	53	-
Outside Services	39,965	-
Professional Fees	9,995	9,000
Total Expenses	78,328	16,149
Net Loss	$(77,837)	$(15,674)

Revenues

We recorded revenue during the quarter ended June 30, 2016 period of $491 comprising revenues generated from downloads of our Apps and in-App advertising revenues, compared to revenue of $475 during the 2015 period.

Expenses

Selling, General and Administrative, or SGA, expenses consist of expenses relating to, among other things, web hosting and email hosting costs, rent for our virtual office, and other general and administrative expenses. During the quarter ended June 30, 2016, our SGA expenses were $25,925, as compared to SGA expenses of $4,649 during the 2015 period.

Amortization Expense comprises the quarterly portion of the amortization of our Apps, which we amortize over a ten-year period. During the quarter ended June 30, 2016, we recorded amortization expenses of $2,500, as compared to amortization expenses of $2,500 during the 2015 period.

Interest Expense is attributable to interest accrued on two promissory notes in the aggregate principal amount of $4,000 on which the Company paid the principal amount in March 2016 but did not pay the accrued interest. The interest expense recorded for the period ended June 30, 2016 represents the balance of the interest due on the above referenced promissory notes.

Outside Services represents the amount we paid to third party developers and software designers in connection with the Company’s Apps. During the quarter ended June 30, 2016, we paid $39,965 to our third party developers and software designers, as compared to not payments made during the 2015 period.

Professional Fees consist of amounts paid to our third party professionals for services rendered during the quarter. During the quarter ended June 30, 2016, we recorded expenses for professional fees of $9,995, as compared to $9,000 during the 2015 period.

Net Loss

During the quarter ended June 30, 2016, we had a net loss of $77,837, which represents the difference between our total expenses of $78,328 partially offset by our revenue of $491, as compared to a net loss of $15,674 for the comparable 2015 period.

Results of Operations for the Six Months Ended June 30, 2016 and for the Period from Inception (March 24, 2015) through June 30, 2015 (unaudited)

The following table presents our results of operations for the six months ended June 30, 2016 and the period inception (March 24, 2015) through June 30, 2015:

	Six Months Ended June 30,	For the period from inception (March 24, 2015) through June 30,
	2016	2015
Revenue	$1,051	$475

Expenses
Selling, General and Administrative	35,121	6,964
Amortization Expense	5,000	2,500
Interest Expense	107	-
Outside Services	69,901	-
Professional Fees	10,773	9,000
Total Expenses	119,902	18,464
Net Loss	$(118,851)	$(17,989)

Revenues

During the six months ended June 30, 2016, we recorded revenue of $1,051 comprising revenues generated from downloads of our Apps and in-App advertising revenues, compared to revenue of $475 during the 2015 period.

Expenses

Selling, General and Administrative, or SGA, expenses consist of expenses relating to, among other things, web hosting and email hosting costs, rent for our virtual office, and other general and administrative expenses. During the six months ended June 30, 2016, our SGA expenses were $35,121, as compared to SGA expenses of $6,964 during the 2015 period.

Amortization Expense comprises the quarterly portion of the amortization of our Apps, which we amortize over a ten-year period. During the six months ended June 30, 2016, we recorded amortization expenses of $48,121, as compared to amortization expenses of $9,464 during the 2015 period.

Interest Expense is attributable to interest accrued on two promissory notes in the aggregate principal amount of $4,000 on which the Company paid the principal amount in March 2016. During the six months ended June 30, 2016, interest expenses were $107, as compared to the 2015 period in which we recorded no interest expenses.

Outside Services represents the amount we paid to third party developers and software designers in connection with the Company’s Apps. During the six months ended June 30, 2016, we paid $69,901 to our third party developers and software designers, as compared to no such payments during the 2015 period.

Professional Fees consist of amounts paid to our third party professionals for services rendered during the quarter. During the six months ended June 30, 2016, we recorded expenses for professional fees of $10,773, as compared to professional fees of $9,000 paid during the 2015 period.

Net Loss

During the six months ended June 30, 2016, we had a net loss of ($118,851), which represents the difference between our total expenses of ($119,902) partially offset by our revenue of $1,051, as compared to a net loss of $17,989 for the comparable 2015 period.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, the availability of credit facilities, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2016, we had working capital of $7,679 comprising all cash, compared to working capital of $6,280 at December 31, 2015, comprising all cash.

Since our inception, we have financed our operations through the sale of equity securities and from internally generated revenue from operations. On March 31, 2016, we closed our initial public offering of securities from which we received net proceeds of $126,250, of which $35,450 cleared our account during the period covered by this Report.

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

Our cash on hand and cash flow from operations will allow us to operate at current levels but will not be sufficient to fund all of our desired development and acquisition strategy or the cash required in connection with launching, marketing and promoting our games. We have been using the proceeds from the sale of the shares of common stock in our recently completed IPO to fund these endeavors; however, we do not believe these funds will be sufficient for all such purposes. We will seek to fund acquisitions and to engage third party developers partially through the issuance of securities. Therefore our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities or through other financing mechanisms. However, a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities and we might not be able to obtain additional financing on terms favorable to us, if at all. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

Cash Flows:

The following table presents summary cash flow information.

	For the six months ended June 30, 2016	For the period from inception (March 24, 2015) through June 30, 2015

Net cash used in operating activities	$(112,744)	$(15,490)
Net cash used in investing activities	(60,000)	(50,000)
Net cash provided by financing activities	179,250	100,408
Net increase in cash	$6,506	$34,918

Operating Activities

We used net cash used in operating activities for the six months ended June 30, 2016 of ($112,744) compared to ($15,490) for the 2015 period, in each case consisting principally of payments to outside consultants, developers and programmers and payments to web hosting and email hosting providers. The increase in cash used in operating activities was the result of increased corporate activity as we deployed funds from our IPO.

Investing Activities

We used $60,000 of net cash used in investing activities for the three months ended June 30, 2016 compared to $50,000 for the 2015 period. The increase in cash used in investing activities was a result of our acquisition of certain technology and software completed during the period.

Financing Activities

During the three months ended June 30, 2016, net cash provided by financing activities was $179,250 compared to $100,408 during the 2015 period. The increase in cash provided by financing activities was attributable to the receipt of proceeds from the sale of common stock in our IPO.

Contractual Commitments as of June 30, 2016

As of June 30, 2016, the Company had no contractual obligations, commercial commitments, long-term debt or lease obligations.

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

Critical Accounting Policies and Use of Estimates

The discussion and analysis of financial condition and consolidated results of operations are based upon the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, our management evaluates its estimates based upon historical experience and various other assumptions that it believes to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes that its significant accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements.  Our significant accounting policies are described in Note 1 to our audited financial statements included in our prospectus dated February 3, 2016 for the period ended May 31, 2015. We do not believe that there has been any significant change in the Company’s critical accounting policies since May 31, 2015

Recent Accounting Pronouncements

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2016. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2016 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

During the three months ended June 30, 2016, we did not issue any unregistered securities..

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

We raised $126,250 in proceeds, of which $35,450 cleared our account during the period covered by this Report.. We incurred offering costs of approximately $15,000, all of which were paid by the Company. None of these expenses consisted of direct or indirect payments made by us to any director, officer or person owning 10% or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 3, 2016 pursuant to Rule 424(b)(3). We are retaining the funds received in our bank account as cash pending use thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601 of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

**	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPSOFT TECHNOLOGIES, INC.

Date: August 22, 2016	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

