Form 10-Q
period 2016-09-30
Appsoft Technologies, Inc.
filed 2016-11-21
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

At November 18, 2016, there were 3,183,500 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

(Unaudited)

	As of	As of
	September 30, 2016 (unaudited)	December 31, 2015 (unaudited)
CURRENT ASSETS
Cash	$1,692	$6,324
TOTAL CURRENT ASSETS	1,692	6,324
FIXED ASSETS
Computer Equipment, net	1,975	-
TOTAL FIXED ASSETS	1,975	-
OTHER ASSETS
Gaming Platform	60,000	-
Phone Apps, net	35,000	42,500
TOTAL OTHER ASSETS	95,000	42,500
TOTAL ASSETS	$98,667	$48,824

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	$6,181	$-
Accrued Interest	359	44
TOTAL CURRENT LIABILTIES	6,540	44

Note Payable	11,500	4,000
TOTAL LIABILITIES	18,040	4,044

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER’S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at September 30, 2016 and December 31, 2015)	$200	$200
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 3,168,500 shares issued and outstanding at September 30, 2016; 4,110,000 shares issued and outstanding at December 31, 2015)	317	411
Stock Subscription Receivable	(400)	(400)
Additional Paid in Capital	319,541	100,197
Additional Paid in Capital - Stock Warrants	42,400	-
Accumulated Deficit	(281,431)	(55,628)
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	85,727	44,780
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY/(DEFICIT)	$98,667	$48,824

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

(Unaudited)

	For the three months ending September 30,
	2016	2015

Sales	$702	$518
Total Revenue	$702	$518

EXPENSES:
Selling, General and Administrative	17,241	3,528
Amortization Expense	2,500	3,333
Depreciation Expense	104
Interest Expense	208	-
Outside Services	87,950	7,180
Professional Fees	7,651	3,205
Total Expense	115,654	17,246

Loss from operations	$(114,952)	$(16,728)

Provision for Income Taxes	$-	$-
NET LOSS	(114,952)	(16,728)
Weighted average common shares outstanding	3,090,326	4,000,000

Basic and fully diluted net loss per common share:	$(0.04)	$(0.004)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

(Unaudited)

	For the nine months ending September 30,
	2016	2015

Sales	$1,753	$1,036
Total Revenue	$1,753	$1,036

EXPENSES:
Selling, General and Administrative	52,362	10,056
Amortization Expense	7,500	5,000
Depreciation Expense	104
Interest Expense	315	-
Outside Services	148,851	7,180
Professional Fees	18,424	12,205
Total Expense	227,556	34,441

Loss from operations	$(225,803)	$(33,405)

Provision for Income Taxes	$-	$-
NET LOSS	(225,803)	(33,405)
Weighted average common shares outstanding	3,736,547	4,000,000

Basic and fully diluted net loss per common share:	$(0.06)	$(0.008)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(225,803)	$(16,728)
Amortization and Depreciation	7,604	3,333
Stock Warrant Compensation/Expense	42,400	-
Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Accounts Receivable	-	279
Increase (decrease) in Accounts Payable and Other Accruals	1,181	-
Increase (decrease) in Accrued Interest Expense	315	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(174,303)	(13,116)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Guuf Platform	(15,000)	-
Acquisition of Computer Equipment	(2,079)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(17,079)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable - borrowings	6,500	2,000
Notes Payable - repayment	(4,000)
Proceeds from sale of Common Stock Purchase	184,250	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	187,750	2,000

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(4,632)	(11,116)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	6,324	35,119.00

END OF THE PERIOD	$1,692	$24,003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Shares of Common Stock Issued for Purchase of Gaming Platform–80,000 shares	$40,00	$-
Stock Warrant Compensation–106,000 warrants	$42,400	$-
Shares of Common Stock Cancelled–1,600,000	$160	$-
Shares of Common Stock Issued for Services–330,000	$(33)	$-

The accompanying notes are an integral part of these financial statements.

APPSOFT TECHNOLOGIES
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF SEPTEMBER 30, 2016

NOTE A—BUSINESS ACTIVITY

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $281,431 and cash used in operations of $174,303 at September 30, 2016.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.   These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation- The financial statements included herein were prepared under Generally Accepted Accounting Principles (GAAP).

All adjustments have been made which in the opinion of management are necessary for presentation.

Interim filings should be read in conjunction with the Company’s annual report as of December 31, 2015.

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

Revenue Recognition- The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all the following criteria are met:

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

APPSOFT TECHNOLOGIES
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF SEPTEMBER 30, 2016

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2016 or December 1, 2015.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2016, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2016 or December 31, 2015.

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

APPSOFT TECHNOLOGIES
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF SEPTEMBER 30, 2016

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2016 or December 31, 2016

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at April 30, 2015, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended September 30, 2016 or December 31, 2015.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which will result in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is evaluating the impact of adopting the new guidance on its financial statements, but does not expect the adoption to have a material impact on its financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, that requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern. Until now, the requirement to perform a going concern evaluation existed only in auditing standards. The new guidance requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. The standard states substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect there to be a material impact from adopting this new guidance.

In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, that eliminates the concept of extraordinary items from GAAP. The objective of the new guidance is to simplify the income statement presentation requirements of GAAP. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The guidance is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. The Company did not experience a material impact from adopting this new guidance.

In February 2015, the FASB issued ASU 2015-02, Consolidation, that provides amendments to the consolidation analysis. The amendments in this new guidance affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The guidance is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. The Company did not experience a material impact from adopting this new guidance.

APPSOFT TECHNOLOGIES
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF SEPTEMBER 30, 2016

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Recently Issued Accounting Pronouncements – Cont’d

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, as amended in August 2015 by ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, that requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of a debt liability, consistent with debt discounts or premiums. The FASB will permit debt issuance costs related to line-of-credit arrangements to be deferred and presented as an asset and subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs will not be affected by the new guidance. The guidance requires retrospective application and is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. Upon adoption, the Company reclassified net debt issuance costs related to both mortgage notes payable and line-of-credit arrangements of $4,361,001 and $1,434,540, respectively, as of September 30, 2016 and $4,091,494 and $1,375,244, respectively, as of December 31, 2015, from other assets to mortgage notes payable, net and revolving credit facility, net on the consolidated balance sheets.

In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance will be effective in the first quarter of 2019 and allows for early adoption. The Company is assessing whether the new standard will have a material effect on its financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), that clarifies how certain cash receipts and cash payments should be classified on the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company does not expect there to be a material impact from adopting this new guidance.

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2016 or December 31, 2015

NOTE E—CAPITAL STOCK

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
(UNAUDITED)
AS OF SEPTEMBER 30, 2016

NOTE E—CAPITAL STOCK—CONT’D

In June 2016, the Company issued the following shares:

80,000 shares valued at $.50 per share (total value is $40,000) as a part of the acquisition of Guuf gaming platform. Total platform purchase price was $60,000.

1,600,000 shares were cancelled as a part of the resignation of the Chief Operating Officer and Treasurer, Seth Ingram. The shares were originally issued at par.

165,000 shares were issued to 3 different consultants at par for a total of $16.

In July and August 2016, the Company issued the following shares:

55,000 shares were issued to two different consultants at par for a total of $5.50.

106,000 shares purchased at $.50 per share for a total of $53,000 in a private offering. Each security consists of one share of common stock and two common stock purchase warrants, one of which entitles the holder to purchase one share of common stock at an exercise price of $0.25 per share and one of which entitles the holder to purchase one share of common stock at an exercise price of $0.50 per share, in each case at any time until the expiration of three years from the date of issuance. The stock purchase warrants (warrants) have been valued using the Black Scholes Model. The “warrants” with an exercise price of $.25 have been valued at $.27 per share for total of $28,620 and the “warrants” with an exercise price of $.50 have been valued at $.13 per share for a total of $13,780. The total value of the warrants issued is $42,400. The Black Scholes valuation was based on the following assumptions: a 3-year term, 40% volatility, and 3-year Treasury bill interest rate of .99%.

Total issued and outstanding shares as of September 30, 2016 were 3,168,500 and as of December 31, 2015 were 4,110,000

The Company is authorized to issue 10,000,000 Series A Cumulative, Convertible Preferred Shares (Preferred Stock) at $.0001 par value per share.  During the period from inception (March 24, 2015) through September 30, 2016, the Company issued 2,000,000 shares of preferred stock at $.05 per share to Ventureo, LLC in exchange for $50,000 in cash and Phone Apps with a fair market value of $50,000 for a total of $100,000. The shares of “Preferred Stock” are convertible, at the option of the holder, into shares of common stock at a conversion price of $0.005 per share. The holder of the “Preferred Stock” may not convert any portion of the “Preferred Stock” if, after giving effect to such conversion, the holder would beneficially own in excess of 4.99%, except that the holder may, by written notice to the Company, increase or decrease this percentage up to a maximum of 9.99%, provided that any such increase will not be effective until the 61st day after such notice is delivered to the Company. Upon a liquidation event, the Company shall first pay to the holders of the “Preferred Stock” an amount per share equal to the Original Issue Price (i.e., $$0.05 per share of Series A Preferred Stock), plus all accrued and unpaid dividends on each share of Series A Preferred Stock (the “Series A Preference Amount”). After full payment of the liquidation preference amount to the holders of the “Preferred Stock”, the Company will then distribute the remaining assets to holders of common stock, other junior preferred shares (if any) and the “Preferred Stock” on an as-if-converted-basis.

The Series A Preferred Stock ranks senior to the Company’s common stock and senior to any other shares of preferred stock the Company may issue in the future.

Ventureo. LLC also paid $408 in expense incurred on behalf of AppSoft, Inc. and this amount is considered an additional capital contribution.

APPSOFT TECHNOLOGIES
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF SEPTEMBER 30, 2016

NOTE F—RELATED PARTY NOTE PAYABLE AND NOTE PAYABLE

The Company does not have any related party or non-related party Note Payables as of September 30, 2016 or December 31, 2015.

NOTE G—OTHER ASSET/PHONE APPS

As a part of the Preferred Stock transaction (refer to Note E above), the Company acquired Phone Apps valued at $50,000. These Phone Apps are generating Sales Revenue. The Company will amortize the Phone Apps over 5 years. Management has determined that 5 years is a relatively short period. Monthly amortization is $833.34. Accumulated Amortization as of September 30, 2016 is $12,500.

NOTE H—INCOME TAX

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss as of September 30, 2016, is approximately $281,000 and as of December 31, 2015 is $56,000 approximately

No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

Deferred Tax Asset:	September 30, 2016	December 31, 215

NOL Carry Forward	$281,000	$56,000

Valuation Allowances	$(281,000)	$(56,000)

Deferred Tax Asset	$-	$-

The Company is not obligated to pay State Income Taxes because it is a Nevada corporation.

NOTE I—NOTE PAYABLE

The Company issued a non-related party Note Payable on September 11, 2015 in the amount of $2,000. This demand note bears interest at 8% per year. The Company issued a non-related party Note Payable on December 10, 2015 in the amount of $2,000. On March 2, 2016, the $4,000 principal amount was paid. Total remaining interest accrued but not paid for this notes is $151 as of September 30, 2016.

The Company issued a non-related party Note Payable on June 30, 2016 in the principal amount of $5,000.00. The demand note bears interest at 8% per year. The interest accrued but not paid on this note is $99.99 as of September 30, 2016.

The Company issued a non-related party Note Payable on July 19, 2016 in the amount of $6,500. The demand note bears interest at 8% per year. Total interest accrued but not paid on this not is $108 as of September 30, 2016.

APPSOFT TECHNOLOGIES
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF SEPTEMBER 30, 2016

NOTE J—ASSET ACQUISITIONS

Acquisition of eSports Tournament Platform Assets

On September 10, 2016, AppSoft Technologies, Inc. (the “Company”) acquired certain assets comprising an eSports tournament platform for competitive gamers from Guuf LLC (“Guuf”). The Company acquired the assets for a total purchase price of $60,000 consisting of (i) $15,000 in cash, which has been paid, (ii) 80,000 shares of common stock valued at $0.50 per share (the price at which the Company sold shares to its initial public offering completed in March 2016); (iii) $5,000 in cash payable due which is included in the Company’s Accounts Payable; and (iv) the grant of a royalty equal to 5% of the first calendar year’s profits generated by the Company from the assets, a royalty equal to 4% of year two profits and royalty equal to 3% of year three profits. As additional consideration for the assets, the Company entered into consulting agreement with Nathan Cavanaugh, the sole member of Guuf, as described below.

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

The Company will begin amortizing the Gaming Platform beginning, October 1, 2016 over its estimated useful life of 5 years.

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

NOTE K—FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079. The computer equipment will be depreciated over its estimated useful life of 5 years. Annual depreciation is $415.80. Depreciation expense as of the three and nine months ended September 30, 2016 is $104 and $104, respectively.

APPSOFT TECHNOLOGIES
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF SEPTEMBER 30, 2016

NOTE L—MATERIAL EVENT

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

NOTE M—SUBSEQUENT EVENTS

Since June 30, 2016, the Company has issued an aggregate of 70,000 shares (55,000 shares issued June to September and 15,000 shares issued in October) of common stock to certain consultants pursuant to the terms of the consulting agreements executed by the Company and such consultants in June 2016. The shares were issued as partial compensation under the consulting agreements. Management has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that, except as set forth above, there are no subsequent events required to be disclosed since September 30, 2016.

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Report. Factors that might cause such a discrepancy include, but are not limited to:

•	Our failure to develop or acquire and publish new Apps that achieve market acceptance or we do not continue to enhance our existing Apps.

•	Our inability to maintain a good relationship with the markets where our Apps are distributed.

•	Our inability to keep pace with technological changes and market conditions in the Apps industry.

•	Our inability to compete against a wide range of companies that market Apps, many of which have significantly greater resources than we do.

•	Our ability to obtain financing as and when needed on acceptable terms.

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

On March 31, 2016, we closed our initial public offering of common stock, which we refer to throughout this Report as our IPO. In our IPO, we registered 1,000,000 shares of common stock for sale at a price of $0.50 per share and sold 252,500 shares of common stock to the public for an aggregate offering price of $126,250.

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

Our revenues will depend significantly on growth in the mobile games market and our ability to develop or acquire and publish Apps that are well received by consumers. In addition, because our products are purchased with disposable income, our success is dependent on the overall strength of the economy in the United States. We expect to invest resources in research and development, analytics and marketing to introduce new Apps and continue to update our existing Apps, and to the extent that Apps into which we have invested significant capital are not successful, our business and financial condition could be harmed. We operate in an environment that is extremely competitive for users against a continually increasing number of developers, many of which are significantly larger than us and have other competitive advantages. We expect to allocate a material portion of our operating revenue and capital that we receive to sales and marketing initiatives in connection with the launch and promotion of our games in an effort to drive sales.

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

We require additional capital to fund the development of Apps in process that we have developed internally or acquired from third parties during the last two quarters. We also require capital to fund marketing initiatives for our existing products and the launch and marketing of Apps in development. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

General Observations Regarding Results of Operations for the Periods Presented in this Report and Corporate Developments during the Quarter Ended September 30, 2016

Generally, the increases in revenues and expenses during the three months ended September 30, 2016 compared to the comparable three-month period in 2015 can be attributed to the continued maturation of the Company, including:

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

Additional factors with respect to the comparison of the results of operations for the nine months ended September 30, 2016 compared with the results of operations for the period commencing from inception (March 24, 2015) to September 30, 2015 beyond those referenced above, are that the results of operations for the 2016 period represent a full nine months of operations whereas the results of operations for the 2015 period represent just over three months of operations Company and the Company acquired its portfolio of Apps in April 2015.

As a result of the foregoing and as the Company continues to mature, management expects the Company to see increased sales of existing Apps and to commence generating revenue from new Apps currently under development and that the Company has acquired or will acquire from third parties. Management expects that the Company will record corresponding increases in costs and expenses attributable to the payment of compensation to management, the retention of additional software developers and other consultants, and increased marketing costs.

Results of Operations for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015 (unaudited)

The following table presents our results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015

Revenue	$702	$518

Expenses
Selling, General and Administrative	17,241	3.528
Depreciation Expense	104	-
Amortization Expense	2,500	3,333
Interest Expense	208	-
Outside Services	87,950	7,180
Professional Fees	7,651	3,205
Total Expenses	115,654	17,246
Net Loss	$(114,952)	$(16,728)

Revenues

We recorded revenue during the quarter ended September 30, 2016 period of $702 comprising revenues generated from downloads of our Apps and in-App advertising revenues, compared to revenue of $518 during the 2015 period.

Expenses

Selling, General and Administrative, or SGA, expenses consist of expenses relating to, among other things, web hosting and email hosting costs, rent for our virtual office, and other general and administrative expenses. During the quarter ended September 30, 2016, our SGA expenses were $17,241, as compared to SGA expenses of $3,528 during the 2015 period.

Depreciation Expense for the three months ended September 30, 2016, which is related to depreciation of certain computer equipment purchased in July 2016, was $104, compared with no depreciation expense recorded during the 2015 period.

Amortization Expense comprises the quarterly portion of the amortization of our Apps, which we amortize over a ten-year period. During the quarter ended September 30, 2016, we recorded amortization expenses of $2,500, as compared to amortization expenses of $3,333 during the 2015 period.

Interest Expense is attributable to interest accrued on two promissory notes in the aggregate principal amount of $4,000 on which the Company paid the principal amount in March 2016. During the nine months ended September 30, 2016, interest expenses were $208, as compared to the 2015 period in which we recorded no interest expenses.

Outside Services represents the amount we paid to third party developers and software designers in connection with the Company’s Apps. During the quarter ended September 30, 2016, we recorded $87,950 to our third-party developers and software designers, as compared to payments of $7,180 made during the 2015 period.

Professional Fees consist of amounts paid to our third-party professionals for services rendered during the quarter. During the quarter ended September 30, 2016, we recorded expenses for professional fees of $7,651, as compared to $3,205 during the 2015 period.

Net Loss

During the quarter ended September 30, 2016, we had a net loss of ($114,952), which represents the difference between our total expenses of $115,654 partially offset by our revenue of $702, as compared to a net loss of $17,246 for the comparable 2015 period, in which our total expenses were $17,246 which were offset by our revenues of $518.

Results of Operations for the Nine Months Ended September 30, 2016 and for the Period from Inception (March 24, 2015) through September 30, 2015 (unaudited)

The following table presents our results of operations for the nine months ended September 30, 2016 and the period inception (March 24, 2015) through September 30, 2015:

	Nine Months Ended September 30,	For the period from inception (March 24, 2015) through September 30,
	2016	2015

Revenue	$1,753	$1,036

Expenses
Selling, General and Administrative	52,362	10,056
Depreciation Expense	104	-
Amortization Expense	7,500	5,000
Interest Expense	315	-
Outside Services	148,851	7,180
Professional Fees	18,424	12,205
Total Expenses	227,556	34,441
Net Loss	$(225,803)	$(33,405)

Revenues

During the six months ended September 30, 2016, we recorded revenue of $1,753 comprising revenues generated from downloads of our Apps and in-App advertising revenues, compared to revenue of $1,036 during the 2015 period.

Expenses

Selling, General and Administrative, or SGA, expenses consist of expenses relating to, among other things, web hosting and email hosting costs, rent for our virtual office, and other general and administrative expenses. During the nine months ended September 30, 2016, our SGA expenses were $52,362, as compared to SGA expenses of $10,056 during the 2015 period.

Depreciation Expense for the nine months ended September 30, 2016, related to depreciation of certain computer equipment purchased in July 2016, was $104, compared with no depreciation expense recorded during the 2015 period.

Amortization Expense comprises the quarterly portion of the amortization of our Apps, which we amortize over a ten-year period. During the nine months ended September 30, 2016, we recorded amortization expenses of $7,500, as compared to amortization expenses of $5,000 during the 2015 period.

Interest Expense is attributable to interest accrued on two promissory notes in the aggregate principal amount of $4,000 on which the Company paid the principal amount in March 2016. During the nine months ended September 30, 2016, interest expenses were $315, as compared to the 2015 period in which we recorded no interest expenses.

Outside Services represents the amount we paid to third party developers and software designers in connection with the Company’s Apps. During the nine months ended September 30, 2016, we paid $148.456 to our third-party developers and software designers, as compared to payments during the 2015 period of 7,180.

Professional Fees consist of amounts paid to our third-party professionals for services rendered during the quarter. During the nine months ended September 30, 2016, we recorded expenses for professional fees of $18,948 as compared to professional fees of $12,205 paid during the 2015 period.

Net Loss

During the nine months ended September 30, 2016, we had a net loss of ($225,803), which represents the difference between our total expenses of ($227,556) partially offset by our revenue of $1,753, as compared to a net loss of $33,405 for the comparable 2015 period in which our total expenses were $34,441 which were offset by our revenues of $1,036.

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

As of September 30, 2016, we had a working capital deficit of ($4,848) compared to working capital of $6,280 at December 31, 2015, comprising all cash.

Since our inception, we have financed our operations through the sale of equity securities and from internally generated revenue from operations. On March 31, 2016, we closed our initial public offering of securities from which we received net proceeds of $126,250.

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

Cash Flows:

The following table presents summary cash flow information.

	For the nine months ended September 30, 2016	For the period from inception (March 24, 2015) through September 30, 2015

Net cash used in operating activities	$(174,303)	$(13,116)
Net cash used in (used in) investing activities	(17,079)	-0-
Net cash provided by (used in) financing activities	186,750	-
Net increase (decrease) in cash	$(4,632)	$(11,116)

Operating Activities

We used net cash used in operating activities for the nine months ended September 30, 2016 of ($174,303) compared to ($13,116) for the 2015 period, in each case consisting principally of payments to outside consultants, developers and programmers and payments to web hosting and email hosting providers. The increase in cash used in operating activities was the result of increased corporate activity as we deployed funds from our IPO.

Investing Activities

We used ($17,079) of net cash in investing activities for the three months ended September 30, 2016 compared to no net cash provided by investing activities for the 2015 period. The increase in cash used in investing activities was a result of our acquisition of certain technology and software completed during the period.

Financing Activities

During the nine months ended September 30, 2016, net cash provided by financing activities was $186,750 compared to nil during the 2015 period. The increase in cash provided by financing activities was attributable to the receipt of proceeds from the sale of common stock in our IPO.

Contractual Commitments as of September 30, 2016

As of September 30, 2016, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended September 30, 2016 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2015 include an explanatory paragraph with respect to our ability to continue as a going concern. The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We received approximately $126,250 net proceeds from our IPO. We have exhausted all of these funds principally for operational expenses in connection with the acquisition of new Apps and the retention of third party developers to build out our Apps, among other things. During the quarter ended September 30, 2016, we raised an additional $53,000 of cash in a private offering as more fully described under Part II, Item 2. We will need to raise additional capital to fund our near term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2016. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2016 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There are presently no pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 1A - RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

During the three months ended September 30, 2016, we undertook a private offering of units of our securities each consisting of one share of common stock and two common stock purchase warrants, one of which entitles the holder to purchase one share of common stock at an exercise price of $0.25 per share and one of which entitles the holder to purchase one share of common stock at an exercise price of $0.50 per share, in each case at any time until the expiration of three years from the date of issuance. We sold an aggregate of 106,00 units at a price of $0.50 per unit and received aggregate proceeds from the sale of the units equal to $53,000.

The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS.

Exhibit	Description
4.3	Common Stock Purchase Warrant entitling the holder to purchase one share of common stock at a price of $0.25 per share at any time through a date that is three years after the issue date.
4.4	Common Stock Purchase Warrant entitling the holder to purchase one share of common stock at a price of $0.25 per share at any time through a date that is three years after the issue date.
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601 of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPSOFT TECHNOLOGIES, INC.

Date: November 21, 2016	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer
and Principal Financial Officer

