Form 10-K
period 2016-12-31
Appsoft Technologies, Inc.
filed 2017-04-18
CIK 1651992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 333-206764

APPSOFT TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-3427919
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1225 Franklin Avenue, Suite 325, Garden City, NY	11530
(Address of registrant’s principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:            (516) 224-7717

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐
(Do not check if a smaller reporting company)		Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of April 17, 2017 was approximately $ -0- .

At April 17, 2017 there were 3,183,500 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based our forward-looking statements on our current expectations and projections about future events. Our forward-looking statements include information about possible or assumed future results of operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as the growth of our business and operations, our business strategy, competitive strengths, goals, plans, future capital expenditures and references to future successes may be considered forward-looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “probably,” or similar expressions, we are making forward-looking statements.

Numerous risks and uncertainties may impact the matters addressed by our forward-looking statements, any of which could negatively and materially affect our future financial results and performance.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements that are included in this report, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved. In light of these risks, uncertainties and assumptions, any forward-looking event discussed in this report may not occur.  Our forward-looking statements speak only as of the date made, and we undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments, unless the securities laws require us to do so.

PART I

Item 1. Business

General

AppSoft Technologies, Inc. (“we,” “us,” or the “Company”) develops, publishes and markets mobile software applications for smartphones and tablet devices (“Apps”). We currently generate revenue from sales, or downloads, of our Apps and from advertisements published on our ad supported game titles. We currently own a portfolio comprising over 400 Apps titles including games designed to appeal to a broad cross section of consumers and legal-related Apps that provide compilations of federal and state laws and regulations across a variety of legal disciplines and digests of court decisions rendered by federal courts. We offer most of our game titles in both a free advertisement-supported version and a paid version that does not display ads. We believe that the ad supported versions allow for wider dissemination of our titles to consumers who might not otherwise spend money for an App without first playing the game.

We may purchase App titles directly from developers or enter into agreements with third-party developers to sell us titles under development or to create new Apps for us. Consumers download our Apps through direct-to-consumer digital storefronts, such as the Apple App Store and Google Play Store.

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

Our App Portfolio

In April 2015, we acquired a portfolio comprising over 400 App titles. Our Apps are divided among game titles and Apps that provide compilations of federal and state laws and regulations across a variety of legal disciplines and digests of court decisions rendered by federal courts.

Some of our most popular titles include:

Games	Legal Related Titles

Jumping Chicken	Bankruptcy Code

Raid Pro	Code of Federal Regulations (CFR)

Ancient Man Warrior	Legal Dictionary

Axe The Brave - Dragon Slayer	US Supreme Court Cases

Apocalypse Jump Pro	New York Penal Code

Avro Avenger Pro	United States Code

Our game titles are designed to appeal to a variety of age groups ranging from younger teens to adults. We offer our games in both a free advertisement-supported version and a paid version that does not display ads. We believe that by offering free ad supported versions we can build a significantly larger customer base more quickly than we could if we charged users an up-front fee to download our games since they may be reluctant to purchasing a game without first playing it. If a consumer enjoys a title, they may purchase the game and play without interruption from pop-up ads.

Our legal titles are easy to use and navigate. We maintain our legal titles so that they are current through a recent period.

Product Development

We are constantly seeking to develop and acquire new Apps to supplement our portfolio. Our primary focus will be to release new game titles. We are developing a pipeline of independent game designers, developers and programmers who provide us with new ideas and titles to publish. We typically enter into services or consulting agreement s with our independent developers. Agreements with third-party developers generally give us exclusive publishing and marketing rights and require us to make development payments, pay royalties based on product sales and to satisfy other conditions. Our agreements with third-party developers generally provide us with the right to monitor development efforts and to cease making development payments if specified development milestones are not satisfied.

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

We also will seek to develop and publish free-to-play games. Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee, through “in-app purchases” utilizing virtual currency they may be purchased through digital storefronts, and to engage with various advertisements and offers that generate revenues for us. Several large game publishers are successfully employing this business model. In order for us to achieve success using this model, we must develop and publish games that are widely accepted and commercially successful, which will provide us with the largest base from which to monetize our in-App sales. In addition to building strong core gameplay, successful monetization will require that we continually create new content within games and otherwise find ways to retain players and incentivize them to make in-app purchases. As these games gain wider acceptance and mature in the market, we may seek to improve monetization and increase awareness of our games by building social media communities around our tiles and by delivering additional features, such as tournaments, live events and more frequent content updates.

We may seek to acquire franchises around which we develop games. Franchises may include movies, television programs, toys and other cultural phenomena that lend themselves to gamification. We will have to obtain a license from the owner of the franchise for each App we publish that is based on a third-party franchise and we likely will be required to pay ongoing royalties to the franchise owner.

As of the date of this report we have retained the services of 8 developers to assist with the development of new Apps and we have three Apps under development, including two Apps that are in beta testing. Set forth below is a brief description of Apps under development.

During 2016, we purchased an eSports tournament platform and the related software, trademarks and trade names; and other intellectual property. When we took control of these assets, they were fully developed and ready for live launch. Since the acquisition date, we have improved them by tailoring them towards our unique competitive strategy.

eSports (also known as electronic sports, competitive (video) gaming, professional (video) gaming, or pro gaming) are a form of competition that is facilitated by electronic systems, particularly video games; the input of players and teams as well as the output of the eSports system are mediated by human-computer interfaces. Most commonly, eSports take the form of organized, multiplayer video game competitions, particularly between professional players. The most common video game genres associated with eSports are real-time strategy, fighting, first-person shooter (FPS), and multiplayer online battle arena. Tournaments such as The International, the League of Legends World Championship, the Battle.net World Championship Series, the Evolution Championship Series, and the Intel Extreme Masters provide live broadcasts of the competition, and prize money and salaries to competitors.

eSports have become popular worldwide, not only with participants but also with fans who watch them online and in public spaces, including arenas. According to Statista, an online statistics gathering and dissemination portal, during 2015, there were 162 million frequent viewers and 161 occasional viewers of eSports worldwide. During 2014, “Newzoo Esports” reported that eSports revenue, which comprises media rights, merchandise, tickets, advertising, sponsorship and game publisher fees, was $194 million, which climbed to $325 million in 2015 and which Newzoo estimates could grow to and over $1.1 billion in 2019, which would represent a compound annual growth rate of 42.2% from 2014 through 2019.

Our App will provide eSports players with an easy-to-use platform that provides fair, transparent, and prompt payouts for prize tournaments. We will differentiate our product from competing platforms by focusing on casual games and mobile games. We also expect to focus on direct integrations with existing game publishers enabling them to offer prize tournaments to their existing player base.

During 2016, we acquired a suite of concepts, artwork, story lines and related computer software in connection with a computer game titled “CryptoGene,” for mobile application. CryptoGene represents a potential franchise that we can develop and roll out over multiple platforms, including as an App and video game version, graphic novels and other print and audio-visual media. This is a long-term project that will require significant capital and personnel resources.

Also during 2016, we acquired a product, which we call “GoDex”, is a Pokémon Go companion app for iOS and Android. The App uses sophisticated image recognition that will enable users to take screenshots of their Pokémon and have GoDex calculate its statistic, IV percentage, combat power calculations, and other statistics that players deem relevant to the Pokémon experience. The App also will provide users to send and receive in-App messages to and from team mates within a 10-kilometer radius. As GoDex develops, we expect that it will become a “one-stop-shop” for all Pokémon Go related tools.

Since its release in July 2016, it is estimated that Pokémon GO has enjoyed 500 million downloads with 20 million daily active users and that revenues are estimated to be $2 million per day. During 2016, Pokémon Go generated an estimated $950 million in revenues according to a report by market researcher App Annie. Our App will seek to take advantage of this active market

In August 2013, our officers organized and founded, and they currently are equity holding advisors, of Primo Media, Inc., a Latin focused, multi-channel network that connects brands with millions of Hispanic Millennials through integrated digital and mobile advertising opportunities across the network. We expect to use the knowledge and experience gained by our officers to market our games to the Latino population. As a long-term project, we may seek to publish Spanish language versions of our games and develop games and Apps that are geared specifically toward the Spanish speaking market segment.

The markets for our products are characterized by rapid technological change, particularly in the technical capabilities of mobile phones and tablets, and changing end-user preferences. Therefore, we will be required to continuously invest capital to innovate and publish new games, regularly update our games, and modify existing games for distribution on evolving platforms. We cannot assure that we will have the capital to develop new and update existing game, that we will be successful in selecting new games to bring to market or that our updates to successful games will allow us to retain market share.

Sales, Marketing and Distribution

We market, sell and distribute our games Apps exclusively through Apple’s App Store and our legal titles through the Google Play Store, the largest direct-to-consumer digital storefronts. We expect that a majority of our revenues will be derived from sales on the Apple App Store.

We currently generate revenue from downloads of our paid Apps and from advertisements published on our ad supported game titles. We have entered into agreements with each of Apple and Google that govern our relationship as developers / distributors on their respective storefronts. We are party to two agreements with Apple, one that relates to App sales and one that covers net revenues generated from in-App advertising, for which we pay Apple a fee equal to 30% of net advertising revenues, which are defined as gross advertising revenue recognized through the delivery of ads by Apple less: a) any allowances actually made or taken for returns, credits, cash discounts and promotional allowances; and, b) agency and agent fees, discounts, commissions and referral fees and (c) certain adjustments and allocations specified in the agreement. Under our agreement with Google, we have agreed to pay Google a fee equal to 30% of net revenue generated from sales of our Apps on its storefront. These agreements provide that we will continue to own all rights to our Apps, subject to a license we grant to each party to market and promote our products and further define permissible and prohibited activities of the parties.

We have completed the process of migrating the Apps into our corporate structure. We recently retained a new ad network that we believe employs a more effective technology platform and a more aggressive direct sales team. We also are integrating into our existing games and will incorporate into our new games lucrative ad models and in-game purchasing.

We may partner with other App publishers to develop and market new titles. These types of arrangements will allow us to defray development and marketing costs among a wider range of titles and increase our chances of publishing a successful title.

We employ advanced analytics, a means of analyzing data we collect about users of our Apps, to develop and publish more appealing titles and features in our games.

Our ability to market our Apps successfully on direct-to-consumer digital storefronts will depend on a number of factors, including our ability to build relationships with storefront owners and educate them about our title roadmap so that they feature or otherwise prominently place them within the storefront. If we are able to achieve these ends, we believe that consumers are more likely to find our Apps, which may result in greater downloads and more revenue. We believe that a number of factors may influence the featuring or placement of an App, including:

•	the perceived attractiveness of the title;

•	the level of critical or commercial success of the App or of other Apps previously introduced by a publisher;

•	incorporation of the storefront owner’s latest technology in the publisher’s title;

•	how strong the consumer experience is on all of the devices that discover titles using any given digital storefront;

•	the publisher’s relationship with the applicable storefront owner and future pipeline of quality titles for it; and

•	the current market share of the publisher.

We also expect to undertake a number of marketing initiatives designed to attract consumers to download our Apps, including:

•	using social networking websites, such as Facebook and Twitter, focused directly at the target users of our Apps;

•	paying third parties to advertise or incentivize consumers to download our Apps through offers or recommendations;

•	using “push” notifications to alert existing and prospective users of updates to our Apps and new product offerings;

•	cross-promoting our Apps through banner advertisements in our other Apps, as well as advertising our Apps in our competitors’ product offerings; and

•	undertaking outreach efforts with video game websites and related media outlets, such as providing reviewers with access to our games prior to launch.

Competition

Developing, distributing and selling Apps is a highly competitive business, characterized by frequent product introductions and rapidly emerging new platforms, technologies and storefronts. With respect to competing for consumers of our game related Apps, we will compete primarily on the basis of game quality, brand and customer reviews. We will compete for promotional and digital storefront placement based on these factors, as well as our relationship with the storefront owner, historical performance, perception of sales potential and relationships with licensors of brands, properties and other content. With respect to our legal Apps, we will compete on the basis of providing the most up to date content, the App’s ease of use (navigation and readability) and its price as compared to similar product offerings. We also will compete for experienced and talented employees and independent contractors.

We believe that our small size will allow provide us a competitive edge for the time being and allow us to make quick decisions as to product development to take advantage of consumer preferences at a particular point in time.

With respect to our game Apps, we compete with a continually increasing number of companies, including industry leaders such as Activision, DeNA, Disney, Electronic Arts (EA Mobile), Gameloft, GREE, GungHo Online Entertainment, King Digital Entertainment, Nexon, Warner Brothers and Zynga and many well-funded private companies, including Kabam, Machine Zone, Rovio, Storm 8/Team Lava and Supercell. We could also face increased competition if large companies with significant online presences such as Apple, Google, Amazon, Facebook or Yahoo, choose to enter or expand in the games space or develop competing games.

In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals in all of our segments who are able to create and launch Apps and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. As an example of the competition that we face, as of January 2017, Statista estimated that 2.2 million mobile Apps were available to download from the Apple App Store for various iOS devices. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players and users who purchase content for their devices without substantially increasing marketing or development costs.

With respect to our legal-related Apps, we compete with a number of well established companies that offer similar Apps, including LexisNexis, WestLaw, CCH, BNA and Bloomberg Law Reports. We may face increased competition from established or newly organized entities and from the governmental offices and agencies that promulgate the laws and regulations that are the subject of our Apps, should they decide to make versions of such laws and regulations available to consumers.

Most of our competitors and our potential competitors have one or more advantages over us, including:

•	significantly greater financial and personnel resources;

•	stronger brand and consumer recognition;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

•	more substantial intellectual property of their own;

•	lower labor and development costs and better overall economies of scale; and

•	broader distribution and presence.

Intellectual Property

Our intellectual property is an essential element of our business. We currently use a combination of trade secret and other intellectual property laws, confidentiality agreements and license agreements to protect our intellectual property. We may seek to file copyrights with respect to one or more of our titles in the future. Our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works. Despite our precautions, it may be possible for third parties to obtain and use without our consent intellectual property that we own or license. Unauthorized use of our intellectual property by third parties, including piracy, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

We may, from time to time, encounter disputes over rights and obligations concerning intellectual property. If we do not prevail in these disputes, we may lose some or all of our intellectual property protection, be enjoined from further sales of our Apps or other applications determined to infringe the rights of others, and/or be forced to pay substantial royalties to a third party, any of which would have a material adverse effect on our business, financial condition and results of operations.

Government Regulation

We are subject to various federal, state and international laws and regulations that affect our business, including those relating to the privacy and security of customer and employee personal information and those relating to the Internet, behavioral tracking, mobile applications, advertising and marketing activities, and sweepstakes and contests. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our customers, and deliver products and services, or may significantly increase our compliance costs. As our business expands to include new uses or collection of data that are subject to privacy or security regulations, our compliance requirements and costs will increase and we may be subject to increased regulatory scrutiny.

Employees

As of the date of this report, we had one employee, who is our president and chief executive officers, who has other business interests and who is not obligated to devote any specific number of hours to our affairs. Our officer’s attention to his other business commitments may detract from his ability to devote time to our business and this may result in conflicts of interest that could harm our business.

We rely on independent game designers, developers, programmers and other IT specialists to develop new titles and update and maintain existing ones and from time to time we may have several contractors rendering services to us. As of the date of this report, we have engaged six third party developers to assist with App development efforts.

Our employee is not represented by a collective bargaining agreement. We consider our relations with our employee to be very good.

Emerging Growth Company and Smaller Reporting Company Status

Emerging Growth Company

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, and delay compliance with new or revised accounting standards until those standards are applicable to private companies. We have elected to take advantage of the benefits of this extended transition period.

We could be an emerging growth company until the last day of the first fiscal year following the fifth anniversary of our first common equity offering, although circumstances could cause us to lose that status earlier if our annual revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in any three-year period or if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.

Smaller Reporting Company

We also qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $75 million. To the extent that we remain a smaller reporting company at such time as we are no longer an emerging growth company, we will still have reduced disclosure requirements for our public filings, some of which are similar to those of an emerging growth company, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Item 1A. Risk Factors

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore does not have to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain a virtual office on a month-to-month basis at 1225 Franklin Avenue, Suite 325, Garden City, New York at a cost of $149 per month. We believe that this space is adequate for our current and foreseeable requirements but that we could establish a permanent presence on acceptable terms, if necessary.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

There is currently no public trading market for our common stock and no such market may ever develop. While we intend to seek and obtain quotation of our common stock for trading on the OTC Markets, there is no assurance that our application will be approved. An application for quotation on the OTC Markets must be submitted by one or more market makers who:

•	are approved by FINRA;

•	who agree to sponsor the security; and

•	who demonstrate compliance with SEC Rule 15(c)2-11 before initiating a quote in a security on the OTC Markets.

In order for a security to be eligible for quotation by a market maker on the OTC Markets, we will be required to meet a ($0.01) bid price test, provide information based on our reporting standard (SEC Reporting, Bank Reporting or International Reporting), and submit an annual OTC Markets Certification signed by our Chief Executive Officer or Chief Financial Officer. Currently, Mr. Kupchik, our President and Chief Executive Officer, acts as our principal financial and accounting officer.

We can provide no assurance that our common stock ever will be traded on the OTC Markets or, if traded, that a public market will materialize.

Holders

As of April 17, 2017, we had 42 record holders and 3,183,500 shares of common stock issued and outstanding.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Except as described below, all sales of unregistered securities have been previously reported in our reports on Forms 8-K and 10-Q filed with the SEC.

During the twelve months ended December 31, 2016, we issued the following securities:

On November 21, 2016, we issued 10,000 shares of common stock to Joseph Cheng pursuant to the terms of a consulting agreement we entered with him in June 2016. The issuance was the last installment of stock that we were required to issue under that agreement.

On November 21, 2016, we issued 5,000 shares of common stock to Gleb Kartsev pursuant to the terms of a consulting agreement we entered with him in June 2016. The issuance was the last installment of stock that we were required to issue under that agreement.

We believe these transactions were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering pursuant to consulting contracts between the Company and the recipient. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access to information about the Company through their relationships with us.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, publish and market Apps for smartphones and tablet devices. We currently derive our revenue from sales, or downloads, of our Apps and from advertisements published on our ad supported game titles. Over the course of 2017, we expect to generate revenue from the sale of software titles that we develop for own account or that are developed by third-parties which we acquired or that have been developed for our benefit. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development costs.

Our Apps titles include games designed to appeal to a broad cross section of consumers and legal-related Apps that provide compilations of federal and state laws and regulations across a variety of legal disciplines and digests of court decisions rendered by federal courts that are directed to legal professionals. We offer most of our game titles in both a free advertisement-supported version and a paid version that does not display ads. We believe that the ad supported versions allow for wider dissemination of our titles to consumers who might not otherwise spend money for an App without first playing the game.

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

Growth Strategies and Outlook

Our principal growth strategy entails developing and acquiring new Apps to supplement our existing Apps portfolio. Our primary focus will be to release new game titles. We are developing a pipeline of independent game designers, developers and programmers who provide us with new ideas and titles to publish. We also are soliciting new games and concepts that we may acquire from third parties. We also will seek to develop and publish free-to-play games. Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee, through “in-app purchases” utilizing virtual currency that may be purchased through digital storefronts, and to engage with various advertisements and offers that generate revenues for us. We may seek to acquire franchises around which we develop games, including movies, television programs, toys and other cultural phenomena that lend themselves to gamification, such as our “Crypto Gene” collection which we acquired in June 2016.

Our ability to pursue and achieve our objectives is predicated on our receipt of meaningful revenue from sales of our existing Apps and those we may release in the future and from our ability to raise capital from outside sources.

Our revenues will depend significantly on growth in the mobile games market and our ability to develop or acquire and publish Apps that are well-received by consumers. In addition, because our products are purchased with disposable income, our success is dependent on the overall strength of the economy in the United States. We expect to invest resources in research and development, analytics and marketing to introduce new Apps and continue to update our existing Apps, and to the extent that Apps into which we have invested significant capital are not successful, our business and financial condition could be harmed. We operate in an environment that is extremely competitive for users against a continually increasing number of developers, many of which are significantly larger than us and have other competitive advantages. We expect to allocate a material portion of our operating revenue and capital that we receive to sales and marketing initiatives in connection with the launch and promotion of our games in an effort to drive sales.

Our revenues also will depend on maintaining our continued good relationship with the digital storefront operators, Apple and Google, each of which could unilaterally alter their terms of service in ways that could harm our business.

Our ability to achieve and sustain profitability will depend not only on our ability to grow our revenues, but also on our ability to manage our operating expenses. Currently, we have one full-time employee, who receives compensation when and as determined by the board of directors. For the foreseeable further, we expect to utilize the services of independent contractors and consultants, who we believe are readily available for our purposes, in order to manage our personnel costs. We also will continue to maintain a virtual office as long as our operations permit to contain our office space overhead.

We acquired our Apps portfolio in April 2015. Thus far, we have initiated new marketing and sales strategies with respect to our exiting titles and have seen an increase in sales of our game related Apps. We also completed the process of bringing up to date our legal related titles that had not been updated in several years and have experienced increased sales and decreased returns by consumers of these titles. Management believes that it brings considerable industry experience to the marketing of our Apps and that positive sales results, in small increments, at first, will be evident in the near term and pick up as time progresses. Moreover, as management supplements our Apps portfolio with new games and launches free-to-play games with multiple potential revenue streams, it expects revenues to grow rapidly. Management will seek to leverage to our benefit its strong industry contacts built over many years across a range of Internet related sales and marketing ventures.

We require additional capital to fund the development of Apps in process that we have developed internally or acquired from third parties during the last year. We also require capital to fund marketing initiatives for our existing products and the launch and marketing of Apps in development. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

Fiscal 2016 Developments

During the last fiscal year:

•	we raised $126,250 in our initial public offering of common stock, in which we sold 252,500 shares of common stock to the public at a price of $0.50 per share;

•	we raised $53,000 in a private offering of 106,00 units at a price of $0.50 per unit, each consisting of one share of common stock and two common stock purchase warrants;

•	we acquired several intellectual properties, including, (i) a tournament gaming platform and related software, and (ii) certain concepts, artwork, story lines and related computer software in connection with a computer game titled “CryptoGene,” for mobile application; and

•	we entered agreements with 8 developers and a project manager to oversee the development of new projects.

Our operations during the last two quarters of 2016 were constrained by a lack of capital to develop existing titles and acquire or develop new titles and to advertise our products. We require significant additional capital to fund these efforts and achieve the revenue and growth potential that we believe possible from our existing properties.

Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015 (audited)

The following table presents our results of operations for the year ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Revenue	$2,037	$1,791

Expenses
Selling, General and Administrative	66,870	15,277
Depreciation Expense	208	-
Amortization Expense	13,000	7,500
Interest Expense	799	44
Outside Services	154,851	18,930
Professional Fees	44,689	15,668
Total Expenses	280,418	57,419
Net Loss	$(278,380)	$(55,628)

Revenues

We recorded revenue during the year ended December 31, 2016 of $2,037 comprising revenues generated from downloads of our Apps and in-App advertising revenues, compared to revenue of $1,791 during the 2015 period.

Expenses

Selling, General and Administrative, or SGA, expenses consist of expenses relating to, among other things, web hosting and email hosting costs, rent for our virtual office, and other general and administrative expenses. During the year ended December 31, 2016, our SGA expenses were $66,870, as compared to SGA expenses of $15,277 during the 2015 period. The increase in SGA expenses is attributable to increased activity in connection with trade shows, industry research, internal meetings, and project work.

Depreciation Expense for the year ended December 31, 2016, which is related to depreciation of certain computer equipment purchased in July 2016, was $208, compared with no depreciation expense recorded during the 2015 period.

Amortization Expense comprises the quarterly portion of the amortization of our Apps, which we amortize over a ten-year period. During the year ended December 31, 2016, we recorded amortization expenses of $13,000, as compared to amortization expenses of $7,500 during the 2015 period.

Interest Expense is attributable to interest accrued on promissory notes issued during the 2016 period in the aggregate principal amount of $41,428. During the year ended December 31, 2016, interest expenses were $799, as compared to the 2015 period in which we recorded interest expenses of $44.

Outside Services represents the amount we paid to third party developers and software designers in connection with the Company’s Apps. During the year ended December 31, 2016, we paid our third-party developers and software designers $154,851, of which $42,400 is attributable to the warrant valuation, as compared to payments to these parties of $18,930 during the 2015 period.

Professional Fees consist of amounts paid to our third-party professionals for services rendered during the year. During the year ended December 31, 2016, we recorded expenses for professional fees of $44,689, as compared to $15,668 during the 2015 period.

Net Loss

During the year ended December 31, 2016, we had a net loss of $278,380, which represents the difference between our total expenses of $280,417 partially offset by our revenue of $2,037, as compared to a net loss of $55,628 for the comparable 2015 period, in which our total expenses were $57,419 which were offset by our revenues of $1,791.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate cash to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity include funds generated by operations, the availability of credit facilities, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2016, we had no cash on hand and total liabilities of $66,321, of which $42,271 is attributable to the principal and interest due under promissory notes we issued during 2016. working capital of $35,398, comprising $35,119 of cash and $279 of accounts receivable. As of December 31, 2016, we had working capital deficit of $21,892. As of December 31, 2015, we had working capital of $6,280, consisting exclusively of cash less accrued interest payable.

Since our inception, we have financed our operations through the sale of equity securities, from borrowings from a third party and from internally generated revenue from operations. Our primary requirements for liquidity and capital are the development or acquisition of new Apps, keeping our legal related Apps titles updated, sales and marketing initiatives in connection with the launch and promotion of our games, and working capital and general corporate needs. Our working capital requirements are not significant, since our customers pay for their purchases by credit or debit card at the time of sale. Neither inventories nor receivables are relevant to our business.

We require additional capital to achieve our objectives of developing and acquiring new Apps and undertaking advertising in connection with our products. We are working with independent game designers, developers and programmers who provide us with new ideas and titles to publish. We also are soliciting new games and concepts that we may acquire from third parties. When we receive an idea for a new App, we research the commercial viability of the concept, undertaking an analysis of the cost to develop the App against its potential economic return. If we determine that the App is commercially viable, we may fund the cost of development, publication and marketing. Upon completion of development we will own the App title. Developing and publishing free-to-play games will require considerable capital to develop, maintain and update, particularly games we may seek to develop around popular movie, television, toy other cultural phenomena that lend themselves to gamification.

Our cash on hand and cash flow from existing operations will allow us to operate at current levels but will not be sufficient to fund our desired development and acquisition strategy or the cash required in connection with launching, marketing and promoting our games, and we are dependent on the proceeds from the sale of the Shares in this Offering to fund these endeavors. If we do not receive sufficient funds from the sale of Shares in this offering, we may seek to raise such funds by way of equity or debt financings in the future. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including opening new restaurants. We might not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to develop and acquire new Apps and adequately promote them and to respond to business challenges could be significantly limited. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

Cash Flows:

The following table presents summary cash flow information for the periods indicated.

	For the year ended December 31,
	2016	2015
Net cash provided by (used in) operating activities	$(200,924)	$(48,084)
Net cash provided by (used in) investing activities	22,079	-
Net cash provided by financing activities	(216,679)	54,408
Net increase (decrease) in cash	$(6,324)	$6,324

Operating Activities

Cash used in operations was $200,924 and $49,084 for the years ended December 31, 2016 and 2015, respectively. In 2016 and 2015 cash was mainly used to fund payments to third-party developers and programmers, for SGA expenses and the cost of our outside professionals.

Investing Activities

Cash used in investing was $22,079 and $0 for the years ended December 31, 2016 and 2015, respectively. In 2016, the investment pertains to the acquisition of an intellectual property and computer equipment.

Financing Activities

Cash flow from financing activities was $216,679, and $54,408, for the years ended December 31, 2016 and 2015, respectively. For 2016, these amounts were mainly driven by the proceeds received from the sale of shares in of our initial public offering, the sale of units in a private offering and from the issuance of demand promissory notes evidencing loans to the Company. For 2015, these amounts were mainly driven by the proceeds received from sale of preferred stock and the issuance of demand promissory notes evidencing loans to the Company.

Off-Balance Sheet and Other Arrangements

As of the date of this prospectus, the Company has not had any off-balance sheet or similar arrangements since its inception.

Going Concern

The report of our independent auditor and Note B to the financial statements filed with this annual report on Form 10-K indicate that the Company’s minimal operations to date and lack of fully established sources of revenue raise substantial doubt about the Company’s ability to continue as a going concern. For these reasons, our financial statements have been prepared assuming the Company will continue as a going concern, which assumes we will realize our assets and discharge our liabilities in the normal course of business. If we are unable to achieve these ends, we cannot assure you that we will be able to generate revenue to support our operations and continue operations

Inflation

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

Critical Accounting Policies and Use of Estimates

The preparation of our financial statements in accordance with United States Generally Accepted Accounting Principles, of GAAP, requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances in making judgments about the carrying value of assets and liabilities that are not readily available from other sources. We evaluate our estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates discussed below involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. Our significant accounting policies are described in Note 1 to our financial statements included elsewhere in this report.

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

There are no recent accounting pronouncements published after December 31, 2016 that have a material effect on the financial statements presented herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

16

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

AppSoft Technologies, Inc.

I have audited the accompanying balance sheets of AppSoft Technologies, Inc. as of December 31, 2015, and the related statements of operations, stockholders’ equity and cash flows for the period from March 24, 2015(inception) through December 31, 2015. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AppSoft Technologies, Inc., as of December 31, 2015, and the results of its operations and cash flows for the period from March 24, 2015(inception) through December 31, 2015 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # B to the financial statements, the Company has had minimal operations to date and has not fully established sources of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note # B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ George Stewart

Seattle, Washington

May 27, 2016

April 17, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Appsoft Technologies, Inc..

We have audited the accompanying balance sheet of Appsoft Technologies, Inc. as of December 31, 2016, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2016. Appsoft Technologies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Appsoft Technologies, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to sustain future profitable operations and/or obtain necessary outside funding to pay its obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates ll, PLLC

Spokane, WA

April 17, 2017

AppSoft Technologies, Inc.

Balance Sheets

(Audited)

	As of	As of
	December 31, 2016	December 31, 2015
CURRENT ASSETS
Cash	$-	$6,324
TOTAL CURRENT ASSETS	-	6,324
FIXED ASSETS
Computer Equipment, net	1,871	-
TOTAL FIXED ASSETS	1,871	-
OTHER ASSETS
Gaming Platform, net	57,000	-
Phone Apps, net	32,500	42,500
TOTAL OTHER ASSETS	89,500	42,500
TOTAL ASSETS	$91,371	$48,824

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	$21,051	$-
Accrued Interest	841	44
TOTAL CURRENT LIABILITIES	21,892	44

Note Payable	41,429	4,000
TOTAL LIABILITIES	63,321	4,044

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER’S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2016 and 2015)	$200	$200
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 3,183,500 shares issued and outstanding at December 31, 2016; 4,110,000 shares issued and outstanding at December 31, 2015)	318	411
Stock Subscription Receivable	-	(400)
Additional Paid in Capital	319,140	100,197
Additional Paid in Capital - Stock Warrants	42,400	-
Accumulated Deficit	(334,008)	(55,628)
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	28,050	44,780

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY/(DEFICIT)	$91,371	$48,824

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

(Audited)

	For the year ending December 31,
	2016	2015

Sales	$2,037	$1,791
Total Revenue	$2,037	$1,791

EXPENSES:
Selling, General and Administrative	66,870	15,277
Amortization Expense	13,000	7,500
Depreciation Expense	208	-
Interest Expense	799	44
Outside Services	154,851	18,930
Professional Fees	44,689	15,668
Total Expense	280,417	57,419

Loss from operations	$(278,380)	$(55,628)

Provision for Income Taxes	$-	$-
NET LOSS	(278,380)	(55,628)
Weighted average common shares outstanding	3,641,025	3,246,156

Basic and fully diluted net loss per common share:	$(0.076)	$(0.017)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders’ Deficit

(Audited)

For the period from

March 24, 2015 (Inception)

through December 31, 2016

	Common Stock		Preferred Stock		Stock Subscription	Common Stock	Additional Paid-in	Additional Paid-in Capital Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Receivable	Subscribed	Capital	Warrants	Deficit	Equity

Balances, March 24, 2015 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-	$-

Net loss	-	-	-	-	-	-	-	0	(55,628)	(55,628)

Issuance of Preferred Shares	-	-	2,000,000	200	-	-	100,208	-	-	100,408

Issuance of Common Shares	4,000,000	400			(400)	-	-	-	-	-

Issuance of Common Shares for services	110,000	11			-	-	(11)	-	-	-

Balances, December 31, 2015	4,110,000	$411	2,000,000	$200	$(400)	$-	$100,197	$-	$(55,628)	$44,780

Net loss	-	-	-	-	-	-	-	-	(278,380)	(278,380)

Stock Subscription Paid	-	-	-	-	400	-	(400)	-	-	-

Issuance of Common Shares	358,500	36	-	-	-	-	179,215	-	-	179,251

Issuance of Common Shares for Asset Acquisition	80,000	8	-	-	-	-	39,992	-	-	40,000

Issuance of Common Shares for Services	235,000	24	-	-	-	-	(24)	-	-	(1)

Issuance of Stock Warrants	-	-	-	-	-	-	-	42,400	-	42,400

Cancellation of Common Shares	(1,600,000)	(160)	-	-	-	-	160	-	-	-

Balances, December 31, 2016	3,183,500	$318	2,000,000	$200	$-	$-	$319,140	$42,400	$(334,008)	$28,050

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	For the year ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(278,380)	$(55,628)

Amortization and Depreciation	13,208	7,500
Stock Warrant Compensation/Expense	42,400	-

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Accounts Receivable	-	-
Increase (decrease) in Accounts Payable and Other Accruals	21,051	-
Increase (decrease) in Accrued Interest Expense	797	44

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(200,924)	(48,084)

CASH FLOWS TO/(FROM) INVESTING ACTIVITIES:
Acquisition of Guuf Platform	(20,000)	-
Acquisition of Computer Equipment	(2,079)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(22,079)	-

CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	41,428	4,000
Notes Payable - repayment	(4,000)	-
Proceeds from sale of Preferred Stock	-	50,000
Proceeds from sale of Common Stock	179,251
Capital Contribution	-	408

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	216,679	54,408

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(6,324)	6,324

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	6,324	-

END OF THE PERIOD	$-	$6,324

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Shares of Common Stock Issued for Purchase of Gaming Platform--80,000 shares	$40,000	$-
Shares of Preferred Stock Issued for Purchase of Phones Apps--2,000,000 shares	$-	$50,000
Shares of Common Stock Cancelled--1,600,000	$160	$-
Shares of Common Stock Issued for Services--330,000	$(33)	$-

The accompanying notes are an integral part of these financial statements.

APPSOFT TECHNOLOGIES

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $334,008 and cash used in operations of $200,924 at December 31, 2016.

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

Interim filings should be read in conjunction with the Company’s annual report as of December 31, 2016.

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

APPSOFT TECHNOLOGIES

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2016 or December 31, 2015

Deferred Taxes- The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Fair Value of Financial Instruments- The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2016 and 2015, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended December 31, 2016 or December 31, 2015.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2016 or December 31, 2016

APPSOFT TECHNOLOGIES

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at April 30, 2015, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended December 31, 2016 or December 31, 2015.

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

AS OF DECEMBER 31, 2016

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

NOTE D – SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2016 or December 31, 2015

APPSOFT TECHNOLOGIES

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

NOTE E – CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $.0001 par value per share.

In March 2015, the Company issued the following shares:

2,000,000 shares were issued to Seth Ingram, Chief Operating Officer and Treasurer, for $200.

2,000,000 shares were issued to Brian Kupchik, President, CEO and Secretary, for $200.

The $400 paid for the issuance of the shares was originally booked as a Stock Subscription Receivable and has been subsequently paid in full.

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

55,000 shares issued to 2 different consultants at par for a total of $5.50.

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

In October 2016, the Company issued the following shares:

15,000 shares issued to 2 different consultants at par for a total of $1.50.

Total issued and outstanding shares as of December 31, 2016 were 3,183,500 and as of December 31, 2015 were 4,110,000

APPSOFT TECHNOLOGIES

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

NOTE E – CAPITAL STOCK CONT’D

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

NOTE F – RELATED PARTY TRANSACTIONS

The Company has paid $15,000 in management fees (included in the Outside Services Expense line item on the Statement of Operations) to Brian Kupchik, President and CEO, during 2016. Also, a Due to Owner in the amount of $300 is included in the total Notes Payable amount in Note I below.

NOTE G – OTHER ASSET/PHONE APPS AND GAMING PLATFORM

Phone Apps

As a part of the Preferred Stock transaction (refer to Note E above), the Company acquired Phone Apps valued at $50,000. These Phone Apps are generating Sales Revenue. The Company will amortize the Phone Apps over 5 years. Management has determined that 5 years is a relatively short period. Monthly amortization is $833.34. Accumulated Amortization as of December 31, 2016 is $17,500.

eSports Tournament Platform Assets

On June 10, 2016, AppSoft Technologies, Inc. (the “Company”) acquired certain assets comprising an eSports tournament platform for competitive gamers from Guuf LLC (“Guuf”). The Company acquired the assets for a total purchase price of $60,000 (refer to Note J below). On October 1, 2016, the Company began amortizing the Phone Apps over 5 years. Management has determined that 5 years is a relatively short period. Monthly amortization is $1,000. Accumulated Amortization as of December 31, 2016 is $3,000.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss as of December 31, 2016, is approximately $278,000 and as of December 31, 2015 is $56,000 approximately

APPSOFT TECHNOLOGIES

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

NOTE H – INCOME TAX—CONT’D

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

Deferred Tax Asset:	December 31, 2016	December 31, 2015
NOL Carry Forward	$107,000	$19,000
Valuation Allowances	$(107,000)	$(19,000)
Deferred Tax Asset	$-	$-

The Company is not obligated to pay State Income Taxes because it is a Nevada corporation.

NOTE I – NOTE PAYABLE

The Company issued a non-related party Note Payable on September 11, 2015 in the amount of $2,000. This demand note bears interest at 2% per year. The Company issued a non-related party Note Payable on December 10, 2015 in the amount of $2,000. On March 2, 2016, the $4,000 principal amount was paid. Total remaining interest accrued but not paid for this notes is $44 as of December 31, 2016.

The following demand Notes Payable were issued in 2016, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount	Accrued Interest at December 31, 2016
June 2016	$5,000	$199.98
July 2016	$6,500	$238.65
October 2016	$9,800	$166.00
November 2016	$18,328	$190.72
December 2016	$1,800	$3.34
Totals	$41,428	$798.69

NOTE J – ASSET ACQUISITIONS

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

APPSOFT TECHNOLOGIES

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

NOTE J – ASSET ACQUISITIONS—CONT’D

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

NOTE K – FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079. The computer equipment will be depreciated over its estimated useful life of 5 years. Annual depreciation is $415.80. Depreciation expense for the twelve months ended December 31, 2016 was $208.

NOTE L – MATERIAL EVENT

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

NOTE M – SUBSEQUENT EVENTS

The Company is taking the steps necessary to have its common stock quoted for trading in the OTC Bulletin Board Market (“OTCBB”), an interdealer quotation service for over-the-counter, or OTC, equity securities operated the Financial Regulatory Authority (“FINRA”), which permits to be eligible for quotation on OTCBB any OTC equity security that is current in certain required regulatory filings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2016.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016. We have identified the following material weakness as of December 31, 2016:

•	Segregation of duties in the handling of cash, cash receipts and cash disbursements was not formalized, and

•	Lack of an independent board to oversee management decisions and use of funds.

Remediation of Material Weakness in Internal Control

We believe the following actions we have taken and are taking will be sufficient to remediate the material weakness described above:

•	Management has internally formalized the procedures for segregation of duties and monitoring handling of cash, cash receipts and cash disbursements. We are establishing a formal documented system of internal controls surrounding cash and plan to implement such systems.

Management believes the actions described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting.

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Members of our Board of Directors are elected by the stockholders to a term of one year and serve until their successors are elected and qualified. Our officers are appointed by our Board to a term of one year and serve until their successors are duly appointed and qualified, or until the officer is removed from office. Our Board has no nominating, audit or compensation committees.

Brian Kupchik currently is our only officer and director. Set forth below is certain information regarding Mr. Kupchik.

Name	Age	Position

Brian Kupchik	42	President, Chief Executive Officer and Director

Background Information about our Officers and Directors

Brian Kupchik has been our President, Secretary and a member of our board of directors since the Company’s inception. In January 2015, he co-founded Primo Media Inc. with Mr. Ingram, our Treasurer and a director, a business development concern based in Yorktown Heights, New York, for which he serves as the chief operating officer. Primo is a Latin-focused multi-channel network that connects brands with millions of Hispanic Millennials through integrated digital and mobile advertising opportunities across its network. Since January 2012, Mr. Kupchik has been a partner in 47 Media, an outsourced business development and consulting firm, where he is responsible for acquiring new business, negotiating contracts, establishing project plans and consulting regarding strategy, business development, management and other outsourced digital media services. From October 2011 to May 2012, he was a portfolio manager at Black Ocean, digital platform that has created a new generation business model that combines entrepreneurship, incubation, venture capital and investment banking practices. From October 2009 to August 2011, Mr. Kupchik was vice president of business development at MediaBrix/Smartclip, a social media focus company offering a foundation of social products including, Pulse for Facebook, Guaranteed Video View, Social Apps / Games, and Mobile, where he participated in sales, strategy, product development with a heavy focus on mobile. Mr. Kupchik is a member of OMMA, a digital media marketing organization, and the Interactive Advertising Bureau. Mr. Kupchik is involved with several children’s charitable organizations. Mr. Kupchik has been selected as a director of our Company because of his experience and background in business development in Internet based businesses.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

Our Board has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing similar functions. The functions of those committees are being undertaken by our Board. Because we do not have any independent directors, our Board believes that the establishment of committees of our Board would not provide any benefits to our Company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor have our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our officers and directors have not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

As with most small, early stage companies until such time as our Company further develops our business, achieves a stronger revenue base and has sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board to include one or more independent directors, we intend to establish an audit committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committees of our Board.

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committees of our Board of Directors.

Our Board does not have standing audit, compensation or nominating committees. Our Board does not believe these committees are necessary based on the size of our company, the current levels of compensation to corporate officers and voting control lies with our current board of directors. Our Board will consider establishing audit, compensation and nominating committees at the appropriate time.

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. Candidates for director nominees will be reviewed in the context of the current composition of the Board and our operating requirements and the long-term interests of our stockholders. In conducting this assessment, the Board of Directors will consider professional and business skills, experience, expertise, diversity, judgment and such other factors as it deems appropriate given the current needs of the Board and our company, to maintain a balance of knowledge, experience and capability.

The Board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, will involve compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Director Compensation

Our director does not receive any compensation for his service as a director and there is no director compensation being considered at this time.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires directors, executive officers and holders of more than 10% of an equity security registered pursuant to Section 12 of the Exchange Act to file various reports with the SEC. The Company is not aware of any individuals who filed late with the SEC during 2016.

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the quarter ended December 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes compensation recorded by us for the years ended December 31, 2016 and 2015 for our principal executive officer.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Brian Kupchik, President and Chief Executive Officer	2016	0	0	0	0	0	0	15,000	(1)	15,000
	2015	0	0	0	0	0	0	0		0

(1)	Consists of management fees paid by the Company in lieu of salary.

Narrative Disclosure to Summary Compensation Table

The Company has not established a base salary for the President and Chief Executive Officer. However, from time to time, the President, Chief Executive Officer and sole director approves, in his sole discretion, payments to be made to himself by the Company in the form of a management fee. The management fee is intended to compensate Mr. Kupchik for services rendered to the Company in his capacity as an executive officer. There is no written agreement regarding the management fee and no terms in place regarding the amount and timing of management fees. In addition, from time to time, the President, Chief Executive Officer and sole director approves, in his sole discretion, the payment by the Company of certain of the President and Chief Executive Officer’s personal expenses and/or financial obligations.

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or our subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Employment Agreements

There are no current employment agreements between the Company and our executive officer or understandings regarding future compensation.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of December 31, 2016.

Long-Term Incentive Plans

There are no arrangements or plans in which the Company would provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We do not currently have a compensation committee of our Board of Directors. The Board as a whole determines executive compensation.

Compensation of Directors

Our current director does not receive separate compensation for his service on our Board of Directors. Our Board has the authority to fix the compensation of directors. We do not intend to pay employee directors a separate fee for their Board services.

No compensation was paid to our director for his service as a director during the year ended December 31, 2016.

Director Independence

Our Board of Directors currently consists of one member, who does not qualify as an independent director in accordance with the listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, including whether the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board would have reviewed and discussed information provided by our sole director with regard to his business and personal activities and relationships as they may relate to us and our management.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our capital stock as of April 17, 2017, by (i) each person known by us to be the beneficial owner of more than 5% of each class of our outstanding capital stock, (ii) each director and each of our executive officers and (iii) all executive officers and directors as a group. As of April 17, 2017, there were 3,183,500 shares of our common stock outstanding and 2,000,000 shares of Series A Preferred Stock outstanding.

The number of shares of capital stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Officers

Brian Kupchik, President, Chief Financial Officer and Director	2,000,000	64.34%

All officers and directors as a group (1 person)	2,000,000	64.34%

Series A Preferred Stock [1]:

Ventureo, LLC
20 West Park Avenue
Suite 207
Long Beach NY 11561	2,000,000	100%

1. The shares of Series A Preferred Stock are convertible, at the option of the holder, into shares of common stock at a conversion price of $0.005 per share. The holder of Series A Preferred Stock may not convert any portion of the Series A Preferred Stock if, after giving effect to such conversion, the holder would beneficially own in excess of 4.99%, except that the holder may, by written notice to the Company, increase or decrease this percentage up to a maximum of 9.99%, provided that any such increase will not be effective until the 61st day after such notice is delivered to us. See “DESCRIPTION OF SECURITIES.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2016, the Company borrowed an aggregate of $40,629 from Bryan Glass, the sole member of Ventureo, LLC, the owner of all of the outstanding shares of Series A Preferred Stock. The loans are evidenced by demand promissory notes that bear interest at the rate of 2% per year.

The Company does not have in place any policies and procedures for the review, approval, or ratification of any transaction required to be reported under this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the fiscal years ended December 31, 2016 and 2015 provided by George Stewart, CPA (inception, March 24, 2015, through November 10, 2016) and Fruci & Associates II, PLLC (commencing November 11, 2016).

	2016	2015
Audit Fees	$4,000	$-
Audit-Related Fees	6,100	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,100	$-

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the report of Fruci & Associates are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations and Comprehensive Loss

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the Notes to Financial Statements.

(3)	Exhibits.

Exhibit	Description

3.1

Articles of Incorporation of AppSoft Technologies, Inc.

(incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on September 4, 2016)

3.1.1

Amendment to Articles of Incorporation of AppSoft Technologies, Inc.

(incorporated by reference to Exhibit 3.1.1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on September 4, 2016)

3.2	Bylaws of AppSoft Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on September 4, 2016)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to amendment no. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on October 30, 2016)

4.2

Specimen Series A Cumulative Convertible Preferred Stock Certificate

(incorporated by reference to Exhibit 4.2 to amendment no. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on October 30, 2016)

4.3

Common Stock Purchase Warrant entitling the holder to purchase one share of common stock at a price of $0.25 per share at any time through a date that is three years after the issue date

(incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-206764) filed on November 21, 2016)

4.4

Common Stock Purchase Warrant entitling the holder to purchase one share of common stock at a price of $0.25 per share at any time through a date that is three years after the issue date

(incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-206764) filed on November 21, 2016)

10.1

Agreement dated April 8, 2015 by and between Ventureo, LLC and AppSoft Technologies, Inc.

(incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on September 4, 2016)

10.2

Consulting Agreement dated June 6, 2015, by and between AppSoft Technologies, Inc. and Peter Nein.

(incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on September 4, 2016)

24

10.3

Agreement dated September 2, 2015 between AppSoft Technologies, Inc. and ECOITNY

(incorporated by reference to Exhibit 10.3 to amendment no. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on October 30, 2016)

10.4

Consulting Agreement dated September 1, 2015, by and between AppSoft Technologies, Inc. and Utehin Eugen

(incorporated by reference to Exhibit 10.4 to amendment no. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on October 30, 2016)

10.5

Consulting Agreement dated September 1, 2015, by and between AppSoft Technologies, Inc. and Vitaliy Lozoviy

(incorporated by reference to Exhibit 10.5 to amendment no. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on October 30, 2016)

10.6

Consulting Agreement dated September 1, 2015, by and between AppSoft Technologies, Inc. and Svetlana Konopelko

(incorporated by reference to Exhibit 10.6 to amendment no. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on October 30, 2016)

10.7

Consulting Agreement dated September 1, 2015, by and between AppSoft Technologies, Inc. and Nikita Konopelko

(incorporated by reference to Exhibit 10.7 to amendment no. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on October 30, 2016)

10.8

Apple Developer Program License Agreement between AppSoft Technologies, Inc. and Apple Inc.

(incorporated by reference to Exhibit 10.8 to amendment no. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on October 30, 2016)

10.9

Schedule 2 to Apple Developer Program License Agreement between AppSoft Technologies, Inc. and Apple Inc.

(incorporated by reference to Exhibit 10.9 to amendment no. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on October 30, 2016)

10.10

Google Play Developer Distribution Agreement between AppSoft Technologies, Inc. and Google Inc.

(incorporated by reference to Exhibit 10.11 to amendment no. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on October 30, 2016)

10.11

Promissory note dated September 11, 2015 in the principal amount of $2,000.00 made by AppSoft Technologies, Inc. in favor of Jade Physical Therapy PC.

(incorporated by reference to Exhibit 10.11 to amendment no. 2 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on December 9, 2016)

10.12

Asset Transfer Agreement dated June 10, 2016, between AppSoft Technologies, Inc. and Guuf LLC relating to the acquisition of certain assets comprising an eSports tournament platform for competitive gamers

(incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, as amended (File No. 333-206764), filed on June 16, 2016)

10.13

Assignment and Transfer Agreement dated June 10, 2016 between AppSoft Technologies, Inc. and Marc Seal relating to the assignment of certain intellectual property known as “CryptoGene.”

(incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, as amended (File No. 333-206764), filed on June 16, 2016)

10.14

Master Services Agreement and Statement of Work dated June 10, 2016 between AppSoft Technologies, Inc. and David Sotir

(incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, as amended (File No. 333-206764), filed on June 16, 2016)

10.15

Master Services Agreement and Statement of Work dated June 10, 2016 between AppSoft Technologies, Inc. and Gnomish Games

(incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K, as amended (File No. 333-206764), filed on June 16, 2016)

25

10.16

Master Services Agreement and Statement of Work dated June 10, 2016 between AppSoft Technologies, Inc. and Clayton Tapp

(incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, as amended (File No. 333-206764), filed on June 16, 2016)

10.17

Master Services Agreement and Statement of Work dated June 10, 2016 between AppSoft Technologies, Inc. and Shawn Burdon

(incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K, as amended (File No. 333-206764), filed on June 16, 2016)

10.18

Consulting Agreement dated June 10, 2016 between AppSoft Technologies, Inc. and Marc Seal

(incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, as amended (File No. 333-206764), filed on June 16, 2016)

10.19

Consulting Agreement dated June 10, 2016 between AppSoft Technologies, Inc. and Nathan Cavanaugh

(incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K, as amended (File No. 333-206764), filed on June 16, 2016)

10.20

Consulting Agreement dated June 10, 2016 between AppSoft Technologies, Inc. and Seven Plus Two LLC

(incorporated by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K, as amended (File No. 333-206764), filed on June 16, 2016)

10.21

Consulting Agreement dated June 10, 2016 between AppSoft Technologies, Inc. and Gleb Kartsev

(incorporated by reference to Exhibit 99.10 to the Registrant’s Current Report on Form 8-K, as amended (File No. 333-206764), filed on June 16, 2016)

10.22

Consulting Agreement dated June 10, 2016 between AppSoft Technologies, Inc. and Joseph Cheng

(incorporated by reference to Exhibit 99.11 to the Registrant’s Current Report on Form 8-K, as amended (File No. 333-206764), filed on June 16, 2016)

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith. This certification is not deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPSOFT TECHNOLOGIES, INC.

April 17, 2017	By:	/s/ Brian Kupchik
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian Kupchik	President, Chief Executive Officer, principal executive officer and principal financial and accounting officer	April 17, 2017

27