Form 10-Q
period 2017-03-31
Appsoft Technologies, Inc.
filed 2017-05-15
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At May 12, 2017, there were 3,183,500 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

(Unaudited)

	As of	As of
	March 31, 2017 (unaudited)	December 31, 2016
CURRENT ASSETS
Cash	$766	$-
TOTAL CURRENT ASSETS	766	-
FIXED ASSETS
Computer Equipment, net	1,767	1,871
TOTAL FIXED ASSETS	1,767	1,871
OTHER ASSETS
Gaming Platform, net	54,000	57,000
Phone Apps, net	30,000	32,500
TOTAL OTHER ASSETS	84,000	89,500
TOTAL ASSETS	$86,533	$91,371

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	$20,304	$21,051
Accrued Interest	949	841
TOTAL CURRENT LIABILITIES	21,253	21,892

Note Payable	48,329	41,429
TOTAL LIABILITIES	69,582	63,321

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at March 31, 2017 and December 31, 2016)	$200	$200
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 3,183,500 shares issued and outstanding at March 31, 2017 and December 31, 2016)	318	318
Stock Subscription Receivable	-	-
Additional Paid in Capital	319,140	319,140
Additional Paid in Capital - Stock Warrants	42,400	42,400
Accumulated Deficit	(345,107)	(334,008)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	16,951	28,050
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$86,533	$91,371

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

(Unaudited)

	For the three months ending March 31,
	2017	2016

Sales	$266	$560
Total Revenue	$266	$560

EXPENSES:
Selling, General and Administrative	5,338	17,196
Amortization Expense	5,500	2,500
Depreciation Expense	104	-
Interest Expense	107	53
Outside Services	-	21,036
Professional Fees	315	788
Total Expense	11,364	41,573

Loss from operations	$(11,098)	$(41,013)

Provision for Income Taxes	$-	$-

NET LOSS	(11,098)	(41,013)
Weighted average common shares outstanding, basic and fully diluted	3,183,500	4,110,000

Basic and fully diluted net loss per common share:	$(0.00)	$(0.010)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,098)	$(41,013)

Amortization and Depreciation	5,604	2,500

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	(747)	385
Increase (decrease) in Accrued Interest Expense	107	51

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,134)	(38,077)

CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	6,900	-
Notes Payable - repayment	-	(4,000)
Proceeds from sale of Common Stock	-	90,800

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,900	86,800

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	766	48,723

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	6,325

END OF THE PERIOD	$766	$55,048

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

APPSOFT TECHNOLOGIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

NOTE A—BUSINESS ACTIVITY

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $345,107 and cash used in operations of $6,134 at March 31, 2017.

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

Interim filings should be read in conjunction with the Company’s annual report as of March 31, 2017.

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

APPSOFT TECHNOLOGIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2017.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2017 and March 31, 2016 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended March 31, 2017 or March 31, 2016.

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2017 or March 31, 2016

APPSOFT TECHNOLOGIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at April 30, 2015, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2017 or March 31, 2016.

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

APPSOFT TECHNOLOGIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Recently Issued Accounting Pronouncements – Cont’d

On January 1, 2017, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions, including income taxes consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. Under ASU 2016-09, excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement, and excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company does not expect there to be a material impact from adopting this new guidance.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” in order to simplify the measurement of goodwill impairment by eliminating Step 2 from the goodwill impairment test. Currently, Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the same procedure that would be required for purchase price allocation in a business combination. Under the amendments in this ASU, a goodwill impairment loss will be measured using the difference between the carrying amount and the fair value of the reporting unit limited to the total carrying amount of that reporting unit’s goodwill. The guidance in this ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. However, entities must disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The amendments in this ASU are to be applied on a prospective basis and will be effective for the Company as of January 1, 2020, but early adoption is permitted for any impairment tests performed after January 1, 2017. The Company is currently evaluating the impact of adopting this new standard but does not expect that it will have a material effect on its financial statements.

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2017 and March 31, 2016.

NOTE E-CAPITAL STOCK

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

APPSOFT TECHNOLOGIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

NOTE E-CAPITAL STOCK (CONT’D)

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

Total issued and outstanding shares as of March 31, 2017 were 3,183,500 and as of March 31, 2016 were 4,110,000

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

APPSOFT TECHNOLOGIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

NOTE E-CAPITAL STOCK CONT’D

The Series A Preferred Stock ranks senior to the Company’s common stock and senior to any other shares of preferred stock the Company may issue in the future.

Ventureo. LLC also paid $408 in expense incurred on behalf of AppSoft, Inc. and this amount is considered an additional capital contribution.

NOTE F-RELATED PARTY NOTE PAYABLE AND NOTE PAYABLE

The Company paid $15,000 in management fees (included in the Outside Services Expense line item on the Statement of Operations) to Brian Kupchik, President and CEO, during 2016. The Company has an outstanding balance in the amount of $3,300 Due To Owner included in the Notes Payable balance in 2017.

NOTE G – OTHER ASSET/PHONE APPS AND GAMING PLATFORM

Phone Apps

As a part of the Preferred Stock transaction (refer to Note E above), the Company acquired Phone Apps valued at $50,000. These Phone Apps are generating Sales Revenue. The Company will amortize the Phone Apps over 5 years. Management has determined that 5 years is a relatively short period. Monthly amortization is $833.34. Accumulated Amortization as of March 31, 2017 is $20,000.

eSports Tournament Platform Assets

In June 2016, AppSoft Technologies, Inc. (the “Company”) acquired certain assets comprising an eSports tournament platform for competitive gamers from Guuf LLC (“Guuf”). The Company acquired the assets for a total purchase price of $60,000 (refer to Note J below). On October 1, 2016, the Company began amortizing the Phone Apps over 5 years. Management has determined that 5 years is a relatively short period. Monthly amortization is $1,000. Accumulated Amortization as of March 31, 2017 is $6,000.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss as of March 31, 2017 is approximately $11,000 and as of March 31, 2016 is $41,000 approximately

No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

Deferred Tax Asset:	March 31, 2017	December 31, 2016
NOL Carry Forward	$117,336	$113,560
Valuation Allowances	$(117,336)	$(113,560)
Deferred Tax Asset	$-	$-

The Company is not obligated to pay State Income Taxes because it is a Nevada corporation.

APPSOFT TECHNOLOGIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

NOTE I-NOTE PAYABLE

The Company issued a non-related party Note Payable on September 11, 2015 in the amount of $2,000. This demand note bears interest at 2% per year. The Company issued a non-related party Note Payable on December 10, 2015 in the amount of $2,000. On March 2, 2016, the $4,000 principal amount was paid.

The following demand Notes Payable were issued in 2016, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount	Accrued Interest at March 31, 2017
June 2016 July 2016 October 2016 November 2016 December 2016	$ 5,000 $ 6,500 $ 9,800 $18,328 $ 1,000	$ 305.87 $ 187.47 $ 202.74 $ 236.55 $ 4.39
Totals	$40,628	$ 937.02

The following demand Notes Payable were issued during the 1st Quarter 2017, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount	Accrued Interest at March 31, 2017
January 2017 March 2017 March 2017	$ 2,200 $ 1,000 $ 1,200	$11.01 $ 1.67 $ 0.00
Totals	$ 4,400	$12.68

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

APPSOFT TECHNOLOGIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

NOTE J—ASSET ACQUISITIONS—CONT’D

In consideration for the assignments made by Mr. Seal under the agreement, the Company agreed to pay to Mr. Seal:

(a)	royalties starting at 10% of the net profit generated by the Company from software and games developed from the Assigned Property declining to 5% in the fifth year after release, where the royalty remains for as long as the Company sells such products;

(b)	a royalty equal to 10% of the net profit generated by the Company from the sale of all print media products derived from the Assigned Assets for so long as the Company sells such products;

(c)	a royalty equal to 3% of the net profit generated by the Company from the sale of all other products derived from the Assigned Assets; and in addition, the Company agreed to enter into a consulting agreement with Mr. Seal, as described below:

Agreement with Mr. Seal:

The Company entered into an agreement with Marc Seal to manage software development to occur over a term of two years. Mr. Seal has agreed to devote at least 25 hours per week to the performance of the services for the Company. In consideration for the services to be rendered, the Company has agreed to:

•	pay to Mr. Seal cash compensation not to exceed $100,000, of which $4,000 is payable in June 2016; $2,500 is payable in July 2016, $3,000 is payable in August 2016 and $3,000 is payable in September 2016; thereafter, the Company will pay to Mr. Seal $3,500 per month until the end of the term or until the assigned development services are completed.

•	issue to Mr. Seal 85,000 shares of common stock; and

•	pay to Mr. Seal royalties ranging from 5% to 15% of the net profit generated by the Company from the publication or commercialization of products he develops during the term of the agreement.

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

NOTE K—FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079. The computer equipment will be depreciated over its estimated useful life of 5 years. Annual depreciation is $416. Depreciation expense for the three months ended March 31, 2017 was $104 and $0 for the three months ended March 31, 2016.

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

NOTE M—SUBSEQUENT EVENTS

During May 2017, the Company issued a Convertible Promissory Note in the principal amount of $10,000.00 evidencing a loan of even amount (the “Note”). The Note bears interest at the rate of 8% per annum and is payable on December 31, 2017. All principal and accrued interest under the Note is convertible at any time prior to the maturity date of the Note into shares of the Company’s Common Stock at a conversion price of $0.50 per share

Since the close of the period covered by this report, the Company borrowed an aggregate of $8,200 which borrowings are evidenced by promissory notes in the amounts of $3,200, $3,000 and $2,000. Each promissory note bears interest at the rate of 8% per annum and is payable on December 1, 2018.

During May 2017, the Company sold an aggregate of 20,000 shares of common stock to two accredited investors for a total price of $10,000.00, or $0.50 per share, in a private offering pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Report.

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

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

AppSoft Technologies, Inc., a Nevada corporation organized on March 24, 2015 (“we,” “us,” or the “Company”), develops, publishes and markets mobile software applications for smartphones and tablet devices (“Apps”). Our Apps titles include games designed to appeal to a broad cross section of consumers and legal-related Apps that provide compilations of federal and state laws and regulations across a variety of legal disciplines and digests of court decisions rendered by federal courts that are directed to legal professionals. We offer all of our game titles in both a free advertisement-supported version and a paid version that does not display ads. We believe that the ad supported versions allow for wider dissemination of our titles to consumers who might not otherwise spend money for an App without first playing the game.

We market, sell and distribute our games through direct-to-consumer digital storefronts, which currently comprises Apple’s App Store and the Google Play Store. We currently or expect to advertise our Apps through the digital storefronts, our own website, social media, such as Facebook and LinkedIn, through mobile ad networks and search engine optimization, or SEO, tools.

We are developing and acquiring new Apps to expand our existing product offerings. We rely on third party designers, developers and programs to develop new Apps. We also solicit ideas for new titles from unrelated parties. We evaluate prospects based on a variety of factors. If we conclude that a particular prospect is worth pursuing, we may fund the development of the App through launch and beyond. We expect to release several new Apps during 2017, assuming we are able to obtain adequate funding to complete the development of these Apps.

We currently derive our revenue primarily from sales, or downloads, of our Apps and from advertisements published on our ad supported game titles. Over the course of 2017, we expect to generate revenue from the sale of software titles that we develop for own account, that are developed by third-parties which we acquired, or that have been developed for our benefit. Operating margins are dependent in part upon our ability to release new, commercially successful products and to manage effectively their development costs.

Over the last several years, mobile devices, including smartphone and tablets, have proliferated extensively around the world across a wide range of demographic groups. The Apps industry has experienced corresponding growth in the number of downloads, the number and types of Apps published. We believe that there will continue to be an increase in the number of smartphones and tablets sold. In addition, technological advances to these devices, including more powerful smartphones and tablets with larger screens provide a platform for more diverse Apps and make games more fun and visually appealing. We believe that technological developments will continue to drive growth in our industry for the foreseeable future.

History

We were organized in the State of Nevada in March 2015. In April 2015, we concluded a transaction in which we issued 2,000,000 shares of our Series A Preferred Stock in exchange for the sum of $50,000 and the portfolio comprising over 400 Apps titles.

We completed updating our legal Apps during 2016 and many of these Apps are among the most downloaded Apps on Google Play providing access to federal and state laws and regulations .

On March 31, 2016, we closed our initial public offering of common stock, which we refer to throughout this Report as our IPO. In our IPO, we registered 1,000,000 shares of common stock for sale at a price of $0.50 per share and sold 252,500 shares of common stock to the public for an aggregate offering price of $126,250.

During June 2016, we acquired two Apps and engaged several consultants to assist with the development of our existing Apps.

During July 2016, we sold securities in a private offering. We sold units consisting of one share of common stock and two common stock purchase warrants, one of which entitles the holder to purchase one share of common stock at an exercise price of $0.25 per share and one of which entitles the holder to purchase one share of common stock at an exercise price of $0.50 per share, in each case at any time until the expiration of three years from the date of issuance. We sold an aggregate of 106,000 units at a price of $0.50 per unit and received aggregate proceeds from the sale of the units equal to $53,000.

Growth Strategies and Outlook

Our principal growth strategy entails developing and acquiring new Apps to supplement our existing Apps portfolio. Our primary focus will be to release new game titles. We are developing a pipeline of independent game designers, developers and programmers who provide us with new ideas and titles to publish. We also are soliciting new games and concepts that we may acquire from third parties. We will seek to develop and publish free-to-play games. Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee, through “in-app purchases” utilizing virtual currency they may be purchased through digital storefronts, and to engage with various advertisements and offers that generate revenues for us. We may seek to acquire franchises around which we develop games, including movies, television programs, toys and other cultural phenomena that lend themselves to gamification.

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

Our revenues further depend on maintaining our continued good relationship with the digital storefront operators, primarily Apple and Google, each of which could unilaterally alter their terms of service in ways that could harm our business.

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

Over the last six months, our growth has been constrained by our lack of capital. We require additional capital to fund the development of Apps in process that we have developed internally or acquired from third parties. We also require capital to fund marketing initiatives for our existing products and to launch and market Apps in development. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016 (unaudited)

The following table presents our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Revenue	$266	$560

Expenses
Selling, General and Administrative	5,338	17,196
Depreciation Expense	104	-
Amortization Expense	5,500	2,500
Interest Expense	107	53
Outside Services	-	21.036
Professional Fees	315	788
Total Expenses	11,364	41,573
Net Loss	$(11,098)	$(41,013)

Revenues

We recorded revenue during the quarter ended March 31, 2017 period of $266 comprising revenues generated from downloads of our Apps and in-App advertising revenues, compared to revenue of $560 during the 2016 period. The decline in revenue is a result of our inability to advertise our products.

Expenses

Selling, General and Administrative, or SGA, expenses consist of expenses relating to, among other things, web hosting and email hosting costs, rent for our virtual office, and other general and administrative expenses. During the quarter ended March 31, 2017, our SGA expenses were $5,338, as compared to SGA expenses of $17,196 during the 2016 period.

Depreciation Expense for the three months ended March 31, 2017, which is related to depreciation of certain computer equipment purchased in July 2016, was $104, compared with no depreciation expense recorded during the 2016 period.

Amortization Expense comprises the quarterly portion of the amortization of our Apps, which we amortize over a five-year period. During the quarter ended March 31, 2017, we recorded amortization expenses of $5,500, as compared to amortization expenses of $2,500 during the 2016 period.

Interest Expense is attributable to interest accrued on promissory notes in the aggregate principal amount of $48,329. During the three months ended March 31, 2017, interest expenses were $107, as compared to $53 for the 2016 period.

Outside Services represents the amount we paid to third party developers and software designers in connection with the Company’s Apps. During the quarter ended March 31, 2017, we did not make any payments to our third-party developers and software designers, as compared to payments of $21,036 made during the 2016 period.

Professional Fees consist of amounts paid to our third-party professionals for services rendered during the quarter. During the quarter ended March 31, 2017, we recorded expenses for professional fees of $315 as compared to $788 during the 2016 period.

Net Loss

During the quarter ended March 31, 2017, we had a net loss of $11,098, which represents the difference between our total expenses of $11,364 partially offset by our revenue of $266, as compared to a net loss of $41,573 for the comparable 2016 period, in which our total expenses were $41,573 which were offset by our revenues of $560.

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

As of March 31, 2017, we had a working capital deficit of ($20,487) compared to a working capital deficit of ($21,892) at December 31, 2016

Since our inception, we have financed our operations through the sale of equity securities and from internally generated revenue from operations. On March 31, 2016, we closed our initial public offering of securities from which we received net proceeds of $126,250. In July 2016, we completed a private offering from which we received proceeds of $53,000.

Our primary requirements for liquidity and capital are to fund the development of existing Apps in our catalogue, to acquire new Apps and to launch sales and marketing initiatives in connection with the release and promotion of our games, to compensate designers and developers, as well as for working capital to fund our general corporate needs. We work with independent game designers, developers and programmers who provide us with new ideas and titles to publish. We also are soliciting new games and concepts that we may acquire from third parties.

Since our customers pay for their purchases by credit or debit card at the time of sale, neither inventories nor receivables are relevant to our business.

Our cash on hand and current cash flow from operations is not sufficient to allow us to undertake any of our planned activities. Therefore, our future operations are dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities or through other financing mechanisms. However, a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities and we might not be able to obtain additional financing on terms favorable to us, if at all. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

Cash Flows:

The following table presents summary cash flow information.

	For the three months ended March 31,
	2017	2016
Net cash used in operating activities	$(6,134)	$(38,077)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	6,900	86,800
Net increase (decrease) in cash	$767	$48,723

Operating Activities

We used net cash used in operating activities for the three months ended March 31, 2017 of ($6,134) compared to ($38,077) for the 2016 period, in each case consisting principally of payments to outside consultants, developers and programmers and payments to web hosting and email hosting providers.

Investing Activities

We did not engage in any investing activities during the quarters ended March 31, 2017 or 2016.

Financing Activities

During the three months ended March 31, 2017, net cash provided by financing activities was $6,900 compared to $86,800 during the 2016 period, during which period we received proceeds from the sale of common stock in our initial public offering.

Contractual Commitments as of March 31, 2017

As of March 31, 2017, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended March 31, 2017 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2016 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $345,107 and cash used in operations of $6,134 at March 31, 2017. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Critical Accounting Policies and Use of Estimates

The discussion and analysis of financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, our management evaluates its estimates based upon historical experience and various other assumptions that it believes to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes that its significant accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. Our significant accounting policies are described in Note 1 to our audited financial statements included in our annual report on Form 10-K for the period ended December 31, 2016. We do not believe that there has been any significant change in the Company’s critical accounting policies since December 31, 2016

Recent Accounting Pronouncements

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

See Note C to the financial statements furnished with this report for a discussion of recent accounting pronouncements that had a material effect on the financial statements presented herein.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2017. Based upon that evaluation, the Company’s PEO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2017 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to address this condition and implement a more effective system to ensure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II--OTHER INFORMATION

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

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4- MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Since the close of the period covered by this report, the Company has borrowed an aggregate of $8,200 from Empire State Financial, Inc. which borrowings are evidenced by promissory notes in the amounts of $3,200, $3,000 and $2,000. Each promissory note bears interest at the rate of 8% per annum and is payable on December 1, 2018.

During May 2017, the Company issued a Convertible Promissory Note in the principal amount of $10,000.00 evidencing a loan of even amount (the “Note”). The Note bears interest at the rate of 8% per annum and is payable on December 31, 2017. All principal and accrued interest under the Note is convertible at any time prior to the maturity date of the Note into shares of the Company’s common stock at a conversion price of $0.50 per share. The number of shares into which and the price at which the Note is convertible are subject to customary adjustments in the event that the Company engages in a fundamental transaction or upon the occurrence of certain other events described in the Note.

During May 2017, the Company sold an aggregate of 20,000 shares of common stock to two accredited investors for a total price of $10,000.00, or $0.50 per share, in a private offering pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

The Company is taking the steps necessary to cause its common stock to be quoted for trading in the OTC Bulletin Board Market (“OTCBB”), an interdealer quotation service for over-the-counter, or OTC, equity securities operated the Financial Regulatory Authority (“FINRA”), which permits to be eligible for quotation on OTCBB any OTC equity security that is current in certain required regulatory filings.

ITEM 6 - EXHIBITS.

Exhibit	Description

10.23	8% Convertible Promissory Note dated May 5, 2017 in the principal amount of $10,000.00 issued by the registrant in favor of Joseph Cheng.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601 of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPSOFT TECHNOLOGIES, INC.

Date: May 15, 2017	By:	/s/Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

