Form 10-Q
period 2017-06-30
Appsoft Technologies, Inc.
filed 2017-08-21
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At August 18, 2017, there were 3,491,500 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

	As of June 30, 2017 (unaudited)	As of December 31, 2016
CURRENT ASSETS
Cash	$5,414	$-
TOTAL CURRENT ASSETS	5,414	-
FIXED ASSETS
Computer Equipment, net	1,663	1,871
TOTAL FIXED ASSETS	1,663	1,871
OTHER ASSETS
Gaming Platform, net	51,000	57,000
Phone Apps, net	27,500	32,500
TOTAL OTHER ASSETS	78,500	89,500
TOTAL ASSETS	$85,577	$91,371

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	$23,597	$21,051
Convertible Note Payable	10,000	-
Accrued Interest	1,301	841
TOTAL CURRENT LIABILITIES	34,898	21,892

Note Payable	56,729	41,429
TOTAL LIABILITIES	91,627	63,321

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER’S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at June 30, 2017 and December 31, 2016)	$200	$200
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 3,349,500 shares issued and outstanding at June 30, 2017 and 3,183,500 shares issued and outstanding at December 31, 2016)	335	318
Stock Subscription Receivable	-	-
Additional Paid in Capital	402,123	319,140
Additional Paid in Capital - Stock Warrants	42,400	42,400
Accumulated Deficit	(451,108)	(334,008)
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(6,050)	28,050
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY/(DEFICIT)	$85,577	$91,371

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

(Unaudited)

	For the three months ending June 30,		For the six months ending June 30,
	2017	2016	2017	2016

Sales	$286	$491	$553	$1,051
Total Revenue	$286	$491	$553	$1,051

EXPENSES:
Selling, General and Administrative	29,238	17,925	34,577	35,121
Amortization/Depreciation Expense	5,604	2,500	11,208	5,000
Interest Expense	352	53	459	107
Outside Services	15,300	39,865	15,300	60,901
Outside Services - Stock issued for Services	52,500	-	52,500	-
Professional Fees	2,864	9,985	3,608	10,773
Total Expense	105,858	70,328	117,652	111,902
Loss from operations	$(105,572)	$(69,837)	$(117,099)	$(110,851)
Provision for Income Taxes	$-	$-	$-	$-
NET LOSS	(105,572)	(69,837)	(117,099)	(110,851)
Weighted average common shares outstanding, basic and fully diluted	3,257,159	4,085,657	3,220,533	4,085,657

Basic and fully diluted net loss per common share:	$(0.03)	$(0.017)	$(0.04)	$(0.027)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(114,599)	$(110,851)

Amortization and Depreciation	11,208	5,000
Shares Issued for Services	52,500	-
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	2,546	1,000
Increase (decrease) in Accrued Interest Expense	459	107
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(50,386)	(104,744)

CASH FLOWS TO/(FROM) INVESTING ACTIVITIES:
Acquisition of GUUF Platform	-	(60,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	(60,000)

CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	26,100	-
Notes Payable - repayment	(800)	-
Proceeds from sale of Common Stock	30,500	179,250
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	55,800	179,250

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	5,414	14,506

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	6,324

END OF THE PERIOD	$5,414	$20,830

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

APPSOFT TECHNOLOGIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $448,607 and cash used in operations of $50,386 at June 30, 2017.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.   These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for the 12 months from the date when these financial statements were issued. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty.

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The financial statements included herein were prepared under Generally Accepted Accounting Principles (GAAP).

All adjustments have been made which in the opinion of management are necessary for presentation.

Interim filings should be read in conjunction with the Company’s annual report as of December 31, 2016.

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

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

APPSOFT TECHNOLOGIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Net Income per Common Share - Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were convertible preferred shares outstanding as of June 30, 2017 and December 31, 2016, however, due to periods of losses, the effects would be considered anti-dilutive.

Deferred Taxes - The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable - Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2017 and June 30, 2016 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended June 30, 2017 or June 30, 2016.

Stock-Based Compensation - The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Fair Value for Financial Assets and Financial Liabilities - The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2017 or June 30, 2016

APPSOFT TECHNOLOGIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at April 30, 2015, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2017 or June 30, 2016.

Recently Issued Accounting Pronouncements

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

NOTE D – SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2017 and June 30, 2016.

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

APPSOFT TECHNOLOGIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

NOTE E – CAPITAL STOCK (CONT’D)

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

In May 2017, the Company issued the following shares:

61,000 shares were purchased at $.50 per share for a total of $30,500.

100,000 shares were issued to 2 different consultants with a fair value per share of $.50. The total value of the services is $50,000.

In June 2017, the Company issued the following shares:

5,000 shares issued to a consultant with a fair value of $.50 per share. The total value of the services is $2,500.

APPSOFT TECHNOLOGIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

NOTE E – CAPITAL STOCK (CONT’D)

Total issued and outstanding shares as of June 30, 2017 were 3,349,500 and as of June 30, 2016 were 3,017,500.

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

NOTE F – OTHER ASSET/PHONE APPS AND GAMING PLATFORM

Phone Apps

As a part of the Preferred Stock transaction (refer to Note E above), the Company acquired Phone Apps valued at $50,000. These Phone Apps are generating Sales Revenue. The Company will amortize the Phone Apps over 5 years. Management has determined that 5 years is a relatively short period. Monthly amortization is $833.34. Accumulated Amortization as of June 30, 2017 is $22,500.

eSports Tournament Platform Assets

In June 2016, AppSoft Technologies, Inc. (the “Company”) acquired certain assets comprising an eSports tournament platform for competitive gamers from Guuf LLC (“Guuf”). The Company acquired the assets for a total purchase price of $60,000 (refer to Note J below). On October 1, 2016, the Company began amortizing the Phone Apps over 5 years. Management has determined that 5 years is a relatively short period. Monthly amortization is $1,000. Accumulated Amortization as of June 30, 2017 is $8,000.

NOTE G – INCOME TAX

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss as of June 30, 2017 is approximately $117,000 and as of June 30, 2016 is $111,902 approximately

No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

APPSOFT TECHNOLOGIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

NOTE G – INCOME TAX (CONT’D)

Deferred Tax Asset:	June 30, 2017	June 30, 2016
NOL Carry Forward	$40,000	$37,000
Valuation Allowances	$(40,000)	$(37,000)
Deferred Tax Asset	$-	$-

The Company is not obligated to pay State Income Taxes because it is a Nevada corporation. The Company does not currently have any tax returns open for examination.

NOTE H – NOTE PAYABLE

The Company issued a non-related party Note Payable on September 11, 2015 in the amount of $2,000. This demand note bears interest at 2% per year. The Company issued a non-related party Note Payable on December 10, 2015 in the amount of $2,000. On March 2, 2016, the $4,000 principal amount was paid.

The following demand Notes Payable were issued in 2016, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
June 2016	$5,000
July 2016	$6,500
October 2016	$9,800
November 2016	$18,328
December 2016	$1,000
Totals	$40,628

The following demand Notes Payable were issued during the 1st Quarter 2017, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
January 2017	$2,200
February 2017	$1,650
March 2017	$850
March 2017	$1,000
March 2017	$1,200
Totals	$6,900

The following demand Notes Payable were issued during the 2nd Quarter 2017, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
April 2017	$3,000
May 2017	$6,200
Totals	$8,200

Total accrued interest as of June 30, 2017 is $1,302 on all the outstanding Notes Payable.

NOTE I – CONVERTIBLE NOTE PAYABLE

The Company issued an 8% Convertible Note Payable to a non-related party on May 5, 2017 in the amount of $10,000. This demand notes bears interest at 8% per year. The Holder of the Note Payable may elect to convert the Note Payable into 20,000 shares of stock at $.50 per share in full payment of the $10,000 Note Payable amount outstanding.

APPSOFT TECHNOLOGIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

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

NOTE K – FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079. The computer equipment will be depreciated over its estimated useful life of 5 years. Annual depreciation is $415.80. Depreciation expense for the six months ended June 30, 2017 was $208 and $0 for the six months ended June 30, 2016.

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

APPSOFT TECHNOLOGIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

NOTE M – SUBSEQUENT EVENTS

During July 2017, the Company’s common stock was admitted to quotation in the OTC Bulletin Board Market (“OTCBB”), an interdealer quotation service for over-the-counter, or OTC, equity securities operated the Financial Regulatory Authority (“FINRA”), which permits to be eligible for quotation on OTCBB any OTC equity security that is current in certain required regulatory filings.

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

The Company issued 162,000 shares of common stock to consultants in consideration of services rendered and to be rendered at a price of $0.50 per share.

The Company borrowed an aggregate of $8,750 which borrowings are evidenced by promissory notes in the amounts of $8,750 and $_____. Each promissory note bears interest at the rate of 8% per annum and is payable on December 1, 2018.

Since the close of the period covered by this report, the Company entered into the following agreements:

•	Amendment to Consulting Agreement between the Company and Marc Seal dated August 3, 2017, whereby the parties amended the original consulting agreement to increase the scope of engineering and technical services to be rendered by Mr. Seal in consideration of the issuance of 42,000 shares of common stock.

•	Amendment to Consulting Agreement between the Company and Kris Newman dated July 12, 2017, whereby the parties amended the original consulting agreement to increase the scope of marketing services to be rendered by Mr. Newman in consideration of the issuance of 40,000 shares of common stock.

•	Amendment to Consulting Agreement between the Company and Joseph Cheng dated August 3, 2017, whereby the parties amended the original consulting agreement to increase the scope of product analysis services to be rendered by Mr. Cheng in consideration of the issuance of 40,000 shares of common stock.

•	Amendment to Consulting Agreement between the Company and Gleb Kartsev dated August 3, 2017, whereby the parties amended the original consulting agreement to increase the scope of product analysis services to be rendered by Mr. Cheng in consideration of the issuance of 20,000 shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We completed updating our legal Apps during 2016 and many of these Apps are among the most downloaded Apps on Google Play providing access to federal and state laws and regulations.

On June 30, 2016, we closed our initial public offering of common stock, which we refer to throughout this Report as our IPO. In our IPO, we registered 1,000,000 shares of common stock for sale at a price of $0.50 per share and sold 252,500 shares of common stock to the public for an aggregate offering price of $126,250.

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

During fiscal 2017, our growth has been constrained by our lack of capital. We require additional capital to fund the development of Apps in process that we have developed internally or acquired from third parties. We also require capital to fund marketing initiatives for our existing products and to launch and market Apps in development. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

Results of Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016 (unaudited)

The following table presents our results of operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
Revenue	$286	$491

Expenses
Selling, General and Administrative	29,238	17,925
Depreciation/Amortization Expense	5,604	2,500
Interest Expense	352	53
Outside Services	15,300	39,965
Outside Services – Stock for Services	50,000	-
Professional Fees	2,864	9,985
Total Expenses	103,358	70,328
Net Loss	$(103,072)	$(69,837)

Revenues

We recorded revenue during the quarter ended June 30, 2017 period of $286 comprising revenues generated from downloads of our Apps and in-App advertising revenues, compared to revenue of $491 during the 2016 period. The decline in revenue is a result of inability to advertise our products for lack of cash.

Expenses

Selling, General and Administrative, or SGA, expenses consist of expenses relating to, among other things, web hosting and email hosting costs, rent for our virtual office, and other general and administrative expenses. During the quarter ended June 30, 2017, our SGA expenses were $29,238, as compared to SGA expenses of $17,925 during the 2016 period.

Depreciation and Amortization Expense. For the three months ended June 30, 2017, we recorded depreciation of $104 relating certain computer equipment purchased in July 2016, as compared with no depreciation expense recorded during the 2016 period. For the three months ended June 30, 2017, we recorded amortization of our Apps, which we amortize over a five-year period, of $5,500, as compared to amortization expenses of $2,500 during the 2016 period.

Interest Expense is attributable to interest accrued on promissory notes outstanding during the relevant periods. During the three months ended June 30, 2017, interest expenses were $352, as compared to $53 for the 2016 period.

Outside Services represents the amount we paid to third party developers and software designers in connection with the Company’s Apps. During the quarter ended June 30, 2017, we paid our third-party developers and software designers an aggregate of $15,300, as compared to payments of $39,965 made during the 2016 period. We continue to require these services of these third-party service providers but did not have sufficient cash to engage them at the levels necessary to develop our products. We expect that at such time as the cash is available, we will expend additional resources on these service providers.

Outside Services - Stock for Services represents shares of common stock issued to two consultants for services rendered and to be rendered to the Company in connection with the development and maintenance of our Apps. During the quarter ended June 30, 2017, we issued $50,000 in value of common stock in exchange for 100,000 shares of common stock.

Professional Fees consist of amounts paid to our third-party professionals for services rendered during the quarter. During the quarter ended June 30, 2017, we recorded expenses for professional fees of $2,864 as compared to $9,995 during the 2016 period. Our professional fees were higher during the 2016 period because we were preparing and filing our registration statement and other documents in connection with our initial public offering.

Net Loss

During the quarter ended June 30, 2017, we had a net loss of $103,072, which represents the difference between our total expenses of $103,358 partially offset by our revenue of $286, as compared to a net loss of 77,837 for the comparable 2016 period, in which our total expenses were $78,338 which were offset by our revenues of $491.

Results of Operations for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

The following table presents our results of operations for the six months ended June 30, 2017 compared to the six months ended June 30, 2016:

	Six Months Ended June 30,
	2017	2016
Revenue	$553	$1,051

Expenses
Selling, General and Administrative	34,577	35,121
Amortization/Depreciation Expense	11,208	5,000
Interest Expense	459	107
Outside Services	15,300	60,901
Outside Services – Stock for Services	50,000	-
Professional Fees	3,608	10,773
Total Expenses	115,152	111,902
Net Loss	$(114,599)	$(110,851)

Revenues

During the six months ended June 30, 2017, we recorded revenue of $553 comprising revenues generated from downloads of our Apps and in-App advertising revenues, compared to revenue of $1,051 during the 2016 period.

Expenses

Selling, General and Administrative, or SGA, expenses consist of expenses relating to, among other things, web hosting and email hosting costs, rent for our virtual office, and other general and administrative expenses. During the six months ended June 30, 2017, our SGA expenses were $34,577, as compared to SGA expenses of $6,964 during the 2016 period.

Depreciation and Amortization Expense. For the three months ended June 30, 2017, we recorded depreciation of $208 relating certain computer equipment purchased in July 2016, as compared with no depreciation expense recorded during the 2016 period. For the three months ended June 30, 2017, we recorded amortization of our Apps, which we amortize over a five-year period, of $11,000, as compared to amortization expenses of $5,000 during the 2016 period.

Interest Expense is attributable to interest accrued on promissory notes outstanding during the relevant periods. During the six months ended June 30, 2017, interest expenses were $459, as compared to $107 for the 2016 period.

Outside Services represents the amount we paid to third party developers and software designers in connection with the Company’s Apps. During the six months ended June 30, 2017, we paid $15,300 to our third-party developers and software designers, as compared to $60,901 during the 2016 period. We continue to require these services of these third-party service providers but did not have sufficient cash to engage them at the levels necessary to develop our products. We expect that at such time as the cash is available, we will expend additional resources on these service providers.

Outside Services - Stock for Services represents shares of common stock issued to two consultants for services rendered and to be rendered to the Company in connection with the development and maintenance of our Apps. During the six months ended June 30, 2017, we issued $50,000 in value of common stock in exchange for 100,000 shares of common stock and we did not issue any shares for services during the comparable 2015 period.

Professional Fees consist of amounts paid to our third-party professionals for services rendered during the quarter. During the six months ended June 30, 2017, we recorded expenses for professional fees of $3,608, as compared to professional fees of $10,773 paid during the 2016 period. Our professional fees were higher during the 2016 period because we were preparing and filing our registration statement and other documents in connection with our initial public offering.

Net Loss

During the six months ended June 30, 2017, we had a net loss of ($114,599), which represents the difference between our total expenses of ($115,152) partially offset by our revenue of $553, as compared to a net loss of $110,851 for the comparable 2016 period.

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

As of June 30, 2017, we had working capital deficit of ($19,485) comprising all cash, compared to working capital deficit of ($21,892 at December 31, 2016, comprising all cash.

Since our inception, we have financed our operations through the sale of equity securities, from third party loans and from internally generated revenue from operations. On June 30, 2016, we closed our initial public offering of securities from which we received net proceeds of $126,250. At various times since the closing of our initial public offering, we have sold securities, including common stock and promissory notes, to fund our operations.

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

Our cash on hand and cash flow from operations will allow us to operate at current levels but will not be sufficient to fund all of our desired development and acquisition strategy or the cash required in connection with launching, marketing and promoting our games. We have been using the proceeds from the sale of the shares of common stock in our recently completed IPO to fund these endeavors; however, we do not believe these funds will be sufficient for all such purposes. We will seek to fund acquisitions and to engage third party developers partially through the issuance of securities. Therefore, our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities or through other financing mechanisms. However, a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities and we might not be able to obtain additional financing on terms favorable to us, if at all. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

Cash Flows:

The following table presents summary cash flow information.

	For the six months ended June 30, 2017	For the six months ended June 30, 2017

Net cash used in operating activities	$(50,386)	$(104,744)
Net cash used in investing activities	—	(60,000)
Net cash provided by financing activities	55,800	179,250
Net increase in cash	$5,414	$14,506

Operating Activities

We used net cash used in operating activities for the six months ended June 30, 2017 of ($50,386) compared to ($104,744) for the 2016 period, in each case consisting principally of payments to outside consultants, developers and programmers and payments to web hosting and email hosting providers. The decrease in cash used in operating activities was the result of our limited cash resources to deploy to our operations.

Investing Activities

We did not utilize and cash in investing activities for the six months ended June 30, 2016 compared to $60,000 for the 2016 period. During the 2017 period, we did not acquire any capital assets as compared to our acquisition of certain technologies and software completed during the 2016 period.

Financing Activities

During the six months ended June 30, 2017, net cash provided by financing activities was $55,800 compared to $179,250 during the 2016 period. During the 2017 period, we sold and issued securities in private placement from which we received proceeds that we utilized for working capital. During the 2016 period, we closed and received proceeds from our initial public offering of common stock.

Contractual Commitments as of June 30, 2017

As of June 30, 2017, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended June 30, 2017 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2016 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $448,607 at June 30, 2017. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

The Company believes that its significant accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. Our significant accounting policies are described in Note C to our audited financial statements included in our annual report on Form 10-K for the period ended December 31, 2016. We do not believe that there has been any significant change in the Company’s critical accounting policies since December 31, 2016.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2017. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2017 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are presently no pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the date on which the Company filed its last quarterly report on Form 10-Q and except as otherwise reported in its current reports on Form 8-K since such filing, the Company has sold the following securities without registration under Section 5 of the Securities Act of 1933, as amended (the “Securities Act”):

The Company sold an aggregate of 61,000 shares of common stock to five accredited investors for a total price of $30,500.00, or $0.50 per share, in a private offering.

On May 5, 2017, the Company sold and issued a Convertible Promissory Note (the “Note”) in the principal amount of $10,000 to Joseph Cheng. The Note bears interest at the rate of 8% per year and matures on December 31, 2017. The Note plus interest accrued on the principal amount is convertible at any time prior to maturity at the option of the holder into shares of common stock at a price of $0.50 per share.

The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated under the Securities Act of 1933.

All of the proceeds received from the sale of the securities enumerated above were used for general working capital purposes.

The Company issued shares of common stock to consultants as a price of $0.50 per share as follows:

Name	No. of Shares	Value of Services	Nature of Services

Peter Nein	60,000	$30,000.00	Lead Game Developer

Senthil Kumar	40,000	$20,000.00	Lead Engineer

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During July 2017, the Company’s common stock was admitted to quotation in the OTC Bulletin Board Market (“OTCBB”), an interdealer quotation service for over-the-counter, or OTC, equity securities operated the Financial Regulatory Authority (“FINRA”), which permits to be eligible for quotation on OTCBB any OTC equity security that is current in certain required regulatory filings.

Since the close of the period covered by this report, the Company entered into the following agreements:

•	Amendment to Consulting Agreement between the Company and Marc Seal dated August 3, 2017, whereby the parties amended the original consulting agreement to increase the scope of engineering and technical services to be rendered by Mr. Seal in consideration of the issuance of 42,000 shares of common stock.

•	Amendment to Consulting Agreement between the Company and Kris Newman dated July 12, 2017, whereby the parties amended the original consulting agreement to increase the scope of marketing services to be rendered by Mr. Newman in consideration of the issuance of 40,000 shares of common stock.

•	Amendment to Consulting Agreement between the Company and Joseph Cheng dated August 3, 2017, whereby the parties amended the original consulting agreement to increase the scope of product analysis services to be rendered by Mr. Cheng in consideration of the issuance of 40,000 shares of common stock.

•	Amendment to Consulting Agreement between the Company and Gleb Kartsev dated August 3, 2017, whereby the parties amended the original consulting agreement to increase the scope of product evaluation services to be rendered by Mr. Kartsev in consideration of the issuance of 20,000 shares of common stock.

ITEM 6.	EXHIBITS.

Exhibit	Description

10.23	Convertible Promissory Note dated May 5, 2017 in the principal amount of $10,000.00 made by the registrant in favor of Joseph Cheng.
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601 of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPSOFT TECHNOLOGIES, INC.

Date: August 21, 2017	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

