Form 10-Q
period 2017-09-30
Appsoft Technologies, Inc.
filed 2017-11-16
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At November 14, 2017, there were 4,032,500 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

	As of
	September 30, 2017 (unaudited)	As of December 31, 2016
CURRENT ASSETS
Cash	$658	$-
TOTAL CURRENT ASSETS	658	-
FIXED ASSETS
Computer Equipment, net	1,559	1,871
TOTAL FIXED ASSETS	1,559	1,871
OTHER ASSETS
Gaming Platform, net	48,000	57,000
Phone Apps, net	25,000	32,500
TOTAL OTHER ASSETS	73,000	89,500
TOTAL ASSETS	$75,217	$91,371

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	$38,775	$21,051
Convertible Note Payable	10,000	-
Accrued Interest	1,491	841
TOTAL CURRENT LIABILITIES	50,266	21,892

Note Payable	82,209	41,429
TOTAL LIABILITIES	132,475	63,321

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER’S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,945,900 shares issued and outstanding at September 30, 2017 and 2,000,000 shares issued and outstanding at December 31, 2016)	$195	$200
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,032,500 shares issued and outstanding at September 30, 2017 and 3,183,500 shares issued and outstanding at December 31, 2016)	403	318
Stock Subscription Receivable	-	-
Additional Paid in Capital	473,060	319,140
Additional Paid in Capital - Stock Warrants	42,400	42,400
Accumulated Deficit	(573,316)	(334,008)
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(57,258)	28,050
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY/(DEFICIT)	$75,217	$91,371

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

(Unaudited)

	For the three months ending September 30,		For the nine months ending September 30,
	2017	2016	2017	2016

Sales	$202	$702	$755	$1,753
Total Revenue	$202	$702	$755	$1,753

EXPENSES:
Selling, General and Administrative	23,397	17,241	57,975	52,362
Amortization/Depreciation Expense	5,604	2,604	16,812	7,604
Interest Expense	190	208	648	315
Outside Services	3,240	87,950	18,540	148,851
Outside Services - Stock issued for Services	71,000	-	123,500	-
Professional Fees	18,979	7,651	22,587	18,424
Total Expense	122,410	115,654	240,062	227,556

Loss from operations	$(122,208)	$(114,952)	$(239,307)	$(225,803)

Provision for Income Taxes	$-	$-	$-	$-
NET LOSS	(122,208)	(114,952)	(239,307)	(225,803)
Weighted average common shares outstanding, basic and fully diluted	3,553,098	3,090,326	3,332,606	3,736,547

Basic and fully diluted net loss per common share:	$(0.03)	$(0.037)	$(0.07)	$(0.060)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(239,307)	$(225,803)

Amortization and Depreciation	16,812	7,604
Shares Issued for Services	123,500	-
Stock Warrant Compensation Expense	-	42,400
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	17,724	1,181
Increase (decrease) in Accrued Interest Expense	649	315
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(80,622)	(174,303)

CASH FLOWS TO/(FROM) INVESTING ACTIVITIES:
Acquisition of GUUF Platform	-	(15,000)
Acquisition of Computer Equipment	-	(2,079)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(17,079)

CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	51,580	6,500
Notes Payable - repayment	(800)	(4,000)
Proceeds from sale of Common Stock	30,500	184,250

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	81,280	186,750

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	658	(4,632)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	6,324

END OF THE PERIOD	$658	$1,692

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-
NON CASH ACTIVITIES
Shares Issued for consulting services	$123,500	$0

The accompanying notes are an integral part of these financial statements.

NOTE A—BUSINESS ACTIVITY

AppSoft Technologies (the “Company”) was organized under the laws of the State of Nevada in March 24, 2015.  The Company’s fiscal year end is December 31st. The Company develops, publishes and markets mobile software applications for smartphones and tablet devices (“Apps”). We currently own a portfolio comprising over 400 Apps titles including games designed to appeal to a broad cross section of consumers and legal-related Apps that provide compilations of federal and state laws and regulations across a variety of legal disciplines and digests of court decisions rendered by federal courts. Consumers download our Apps through direct-to-consumer digital storefronts, such as the Apple App Store and Google Play Store.

We currently generate revenue from sales, or downloads, of our Apps and from advertisements published on our ad supported game titles.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $573,316 and cash used in operations of $80,622 at September 30, 2017.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2017.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2017 and September 30, 2016 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended September 30, 2017 or September 30, 2016.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2017 or September 30, 2016.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at April 30, 2015, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended September 30, 2017 or September 30, 2016.

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

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2017 and September 30, 2016.

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

In June 2017, the Company issued the following shares:

5,000 shares of common stock were issued to a consultant for services with a fair value per share of $.50. The total value of             the services is $2,500.

In July 2017, the Company issued the following shares:

40,000 shares of common stock were issued to a consultant for services with a fair value per share of $.50. The total value of             the services is $20,000.

In August 2017, the Company issued the following shares:

42,000 shares of common stock were issued to a consultant for services with a fair value per share of $.50. The total value of             the services is $21,000.

40,000 shares of common stock were issued to a consultant for services with a fair value per share of $.50. The total value of             the services is $20,000.

20,000 shares of common stock were issued to a consultant for services with a fair value per share of $.50. The total value of             the services is $10,000.

During the 3rd quarter ended September 30, 2017, Ventureo, LLC converted 54,100 Preferred Shares of stock into 541,000 common shares.

NOTE E—CAPITAL STOCK—CONT’D

Total issued and outstanding shares of common stock as of September 30, 2017 were 4,032,500 and as of September 30, 2016 were 3,183,500.

Total issued and outstanding shares of preferred stock as of September 30, 2017 were 1,945,900 and as of September 30, 2016 were 2,000,000.

The Company is authorized to issue 10,000,000 Series A Cumulative, Convertible Preferred Shares (Preferred Stock) at $.0001 par value per share.  During the period from inception (March 24, 2015) through September 30, 2016, the Company issued 2,000,000 shares of preferred stock at $.05 per share to Ventureo, LLC in exchange for $50,000 in cash and Phone Apps with a fair market value of $50,000 for a total of $100,000. The shares of “Preferred Stock” are convertible, at the option of the holder, into shares of common stock at a conversion price of $0.005 per share. The holder of the “Preferred Stock” may not convert any portion of the “Preferred

Stock” if, after giving effect to such conversion, the holder would beneficially own in excess of 4.99%, except that the holder may, by written notice to the Company, increase or decrease this percentage up to a maximum of 9.99%, provided that any such increase will not be effective until the 61st day after such notice is delivered to the Company. Upon a liquidation event, the Company shall first pay to the holders of the “Preferred Stock” an amount per share equal to the Original Issue Price (i.e., $0.05 per share of Series A Preferred Stock), plus all accrued and unpaid dividends on each share of Series A Preferred Stock (the “Series A Preference Amount”). After full payment of the liquidation preference amount to the holders of the “Preferred Stock”, the Company will then distribute the remaining assets to holders of common stock, other junior preferred shares (if any) and the “Preferred Stock” on an as-if-converted-basis. The Series A Preferred Stock ranks senior to the Company’s common stock and senior to any other shares of preferred stock the Company may issue in the future.

Ventureo. LLC also paid $408 in expense incurred on behalf of AppSoft, Inc. and this amount is considered an additional capital contribution.

NOTE F—OTHER ASSET/PHONE APPS AND GAMING PLATFORM

Phone Apps

As a part of the Preferred Stock transaction (refer to Note E above), the Company acquired Phone Apps valued at $50,000. These Phone Apps are generating Sales Revenue. The Company will amortize the Phone Apps over 5 years. Management has determined that 5 years is a reasonable period. Monthly amortization is $833 Accumulated Amortization as of September 30, 2017 is $25,000.

eSports Tournament Platform Assets

In June 2016, AppSoft Technologies, Inc. (the “Company”) acquired certain assets comprising an eSports tournament platform for competitive gamers from Guuf LLC (“Guuf”). The Company acquired the assets for a total purchase price of $60,000 (refer to Note J below). On October 1, 2016, the Company began amortizing the Phone Apps over 5 years. Management has determined that 5 years is a relatively short period. Monthly amortization is $1,000. Accumulated Amortization as of September 30, 2017 is $12,000.

NOTE G—INCOME TAX

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss as of September 30, 2017 is approximately $239,000 and as of September 30, 2016 is $225,803 approximately.

NOTE G—INCOME TAX—CONT’D

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

Deferred Tax Asset:	September 30, 2017	September 30, 2016
NOL Carry Forward	$81,000	$76,000
Valuation Allowances	$(81,000)	$(76,000)
Deferred Tax Asset	$-	$-

The Company is not obligated to pay State Income Taxes because it is a Nevada corporation. The Company does not currently have any tax returns open for examination.

NOTE H—NOTES PAYABLE

The Company issued a non-related party Note Payable on September 11, 2015 in the amount of $2,000. This demand note bears interest at 2% per year. The Company issued a non-related party Note Payable on December 10, 2015 in the amount of $2,000. On March 2, 2016, the $4,000 principal amount was paid.

The following demand Notes Payable were issued in 2016, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
June 2016	$5,000
July 2016	$6,500
October 2016	$9,800
November 2016	$18,328
December 2016	$1,000
Totals	$40,628

The following demand Notes Payable were issued during the 1st Quarter 2017, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
January 2017	$2,200
February 2017	$1,650
March 2017	$850
March 2017	$1,000
March 2017	$1,200
Totals	$6,900

The following demand Notes Payable were issued during the 2nd Quarter 2017, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
April 2017	$3,000
May 2017	$6,200
Totals	$9,200

The following demand Notes Payable were issued during the 3rd Quarter 2017, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
August 2017	$8,750
August 2017	$1,230
August 2017	$12,000
August 2017	$3,500
Totals	$25,480

Total accrued interest as of September 30, 2017 is $1,491 on all the outstanding Notes Payable.

NOTE I—CONVERTIBLE NOTE PAYABLE

The Company issued an 8% Convertible Note Payable to a non-related party on May 5, 2017 in the amount of $10,000. This demand notes bears interest at 8% per year. The Holder of the Note Payable has may elect to convert the Note Payable into 20,000 shares of stock at $.50 per share in full payment of the $10,000 Note Payable amount outstanding.

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

NOTE K—FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079. The computer equipment will be depreciated over its estimated useful life of 5 years. Annual depreciation is $415. Depreciation expense for the nine months ended September 30, 2017 was $312 and $104 for the nine months ended September 30, 2016.

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

NOTE L—MATERIAL EVENTS

FINRA

During July 2017, the Company’s common stock was admitted to quotation in the OTC Bulletin Board Market (“OTCBB”), an interdealer quotation service for over-the-counter, or OTC, equity securities operated the Financial Regulatory Authority (“FINRA”), which permits to be eligible for quotation on OTCBB any OTC equity security that is current in certain required regulatory filings.

Consulting Agreement Amendments

During the 3rd Quarter 2017, the Company entered into the following agreements:

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

NOTE M—SUBSEQUENT EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

The Company borrowed an aggregate of $8,000 which borrowings are evidenced by promissory notes in the amounts of $8,000. The promissory note bears interest at the rate of 8% per annum and is payable on December 1, 2018.

Brian Kupchik, President and CEO, made a capital contribution of $1,350 in cash in October and November 2017.

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

Overview

AppSoft Technologies, Inc., a Nevada corporation organized on March 24, 2015 (“we,” “us,” or the “Company”), develops, publishes and markets mobile software applications for smartphones and tablet devices (“Apps”). Our Apps titles include games designed to appeal to a broad cross section of consumers and legal-related Apps that provide (i) compilations of federal and state laws and regulations across a variety of legal disciplines and (ii) digests of court decisions rendered by federal courts that are directed to legal professionals. We offer all of our game titles in both a free advertisement-supported version and a paid version that does not display ads. We believe that the ad supported versions allow for wider dissemination of our titles to consumers who might not otherwise spend money for an App without first playing the game.

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

During the second and third quarter of 2017, we sold an aggregate of 61,000 shares of common stock to accredited investors (as defined in Regulation D) in a private offering for an aggregate price of $30,500, or $0.50 per share.

Since our inception, we have borrowed an aggregate of $100,208 from various parties, which are described below under the heading “—Liquidity and Capital Resources.”

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

During fiscal 2017, our growth has been constrained by our lack of capital. We require additional capital to fund the development of Apps in process that we have developed internally or acquired from third parties. Capital will be utilized principally to retain the consultants who build our Apps, to fund marketing initiatives for our existing products and to launch and market Apps in development. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

Results of Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016 (unaudited)

The following table presents our results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
Revenue	$202	$702

Expenses
Selling, General and Administrative	23,397	17,241
Depreciation/Amortization Expense	5,604	2,604
Interest Expense	190	208
Outside Services	3,240	87,950
Outside Services – Stock for Services	71,000	—
Professional Fees	18,979	7,651
Total Expenses	122,410	115,654
Net Loss	$(122,208)	$(114,952)

Revenues

We recorded revenue during the quarter ended September 30, 2017 period of $202 comprising revenues generated from downloads of our Apps and in-App advertising revenues, compared to revenue of $702 during the 2016 period. The decline in revenue is a result of our inability to advertise our products for lack of cash.

Expenses

Selling, General and Administrative, or SGA, expenses consist of expenses relating to, among other things, web hosting and email hosting costs, rent for our virtual office, and other general and administrative expenses. During the quarter ended September 30, 2017, our SGA expenses were $23,397, as compared to SGA expenses of $17,241 during the 2016 period.

Depreciation and Amortization Expense. For the three months ended September 30, 2017 and 2016, we recorded depreciation of $104 relating certain computer equipment purchased in July 2016. For the three months ended September 30, 2017, we recorded amortization of our Apps, which we amortize over a five-year period, of $5,500, as compared to amortization expenses of $2,500 during the 2016 period.

Interest Expense is attributable to interest accrued on promissory notes outstanding during the relevant periods. During the three months ended September 30, 2017, interest expenses were $190, as compared to $208 for the 2016 period.

Outside Services represents the amount we paid to third party developers and software designers in connection with the Company’s Apps. During the quarter ended September 30, 2017, we paid our third-party developers and software designers an aggregate of $3,240, as compared to payments of $87,950 made during the 2016 period. We continue to require these services of these third-party service providers but did not have sufficient cash to engage them at the levels necessary to develop our products. We expect that at such time as the cash is available, we will expend additional resources on these service providers.

Outside Services - Stock for Services represents shares of common stock issued to two consultants for services rendered and to be rendered to the Company in connection with the development and maintenance of our Apps. During the quarter ended September 30, 2017, we issued $71,000 in value of common stock in exchange for 142,000 shares of common stock, as compared to the 2016 period in which we did not record any expense for such purpose.

Professional Fees consist of amounts paid to our third-party professionals for services rendered during the quarter. During the quarter ended September 30, 2017, we recorded expenses for professional fees of $18,979 as compared to $7,651 during the 2016 period.

Net Loss

During the quarter ended September 30, 2017, we had a net loss of $122,208, which represents the difference between our total expenses of $122,410 partially offset by our revenue of $202, as compared to a net loss of $114,952 for the comparable 2016 period, in which our total expenses were $115,654 which were offset by our revenues of $702.

Results of Operations for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

The following table presents our results of operations for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016:

	Nine Months Ended September 30,
	2017	2016
Revenue	$755	$1,753

Expenses
Selling, General and Administrative	57,975	52,362
Amortization/Depreciation Expense	16,812	7,604
Interest Expense	648	315
Outside Services	18,540	148,851
Outside Services – Stock for Services	123,500	—
Professional Fees	22,587	18,424
Total Expenses	240,062	227,556
Net Loss	$(239,307)	$(225,803)

Revenues

During the nine months ended September 30, 2017, we recorded revenue of $755 comprising revenues generated from downloads of our Apps and in-App advertising revenues, compared to revenue of $1,753 during the 2016 period.

Expenses

Selling, General and Administrative, or SGA, expenses consist of expenses relating to, among other things, web hosting and email hosting costs, rent for our virtual office, and other general and administrative expenses. During the nine months ended September 30, 2017, our SGA expenses were $57,975, as compared to SGA expenses of $53,362 during the 2016 period.

Depreciation and Amortization Expense. For the nine months ended September 30, 2017, we recorded total depreciation of $16,812 comprising $16,500 relating to amortization of our Apps and $312 relating to depreciation of computer equipment, as compared to total depreciation of $7,604 comprising $7,500 relating to amortization of our Apps and $104 relating to amortization of computer equipment.

Interest Expense is attributable to interest accrued on promissory notes outstanding during the relevant periods. During the nine months ended September 30, 2017, interest expenses were $648, as compared to $315 for the 2016 period.

Outside Services represents the amount we paid to third party developers and software designers in connection with the Company’s Apps. During the nine months ended September 30, 2017, we paid $18,540 to our third-party developers and software designers, as compared to $148,851 during the 2016 period. We continue to require these services of these third-party service providers but did not have sufficient cash to engage them at the levels necessary to develop our products. We expect that at such time as the cash is available, we will expend additional resources on these service providers.

Outside Services - Stock for Services represents shares of common stock issued to two consultants for services rendered and to be rendered to the Company in connection with the development and maintenance of our Apps. During the nine months ended September 30, 2017, we issued $123,500 in value of common stock in exchange for 247,000 shares of common stock and we did not issue any shares for services during the comparable 2016 period.

Professional Fees consist of amounts paid to our third-party professionals for services. During the nine months ended September 30, 2017, we recorded expenses for professional fees of $22,587, as compared to professional fees of $18,424 paid during the 2016 period.

Net Loss

During the nine months ended September 30, 2017, we had a net loss of ($239,307), which represents the difference between our total expenses of ($240,062) partially offset by our revenue of $755, as compared to a net loss of ($225,803), which represents the difference between our total expenses of ($227,556) partially offset by our revenue of $1,753 for the comparable 2016 period.

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

As of September 30, 2017, we had a working capital deficit of ($49,608), compared to a working capital deficit of ($21,892) at December 31, 2016.

During the quarter ended September 30, 2017, we borrowed an aggregate of $41,580 from Empire State Financial, Inc. (“ESFI”), which borrowings are evidenced by promissory notes that mature on December 1, 2018 and bear interest at the rate of 2% per year. In addition, during fiscal 2017, we sold 61,000 shares of common stock in a private offering for an aggregate price of $30,500, or $0.50 per share.

Since our inception, we have financed our operations through the sale of equity securities, from third party loans and from internally generated revenue from operations, as follows:

•	On April 7, 2015, a third party contributed our initial suite of apps and cash in the amount of $50,000 in consideration of the issuance of 2,000,000 shares of Series A Cumulative Convertible Preferred Stock.

•	On September 30 2016, we closed our initial public offering of securities from which we received net proceeds of $126,250.

•	At various times since inception, we have sold common stock in private offerings from which we received $83,500 of proceeds.

•	Since our inception, we have borrowed an aggregate of $100,209 from third parties, including (i) $90,208 from ESFI, of which $8,000 of borrowings are evidenced by promissory noted that are payable on demand with interest accrued at the rate of 2% per year, and the balance of which is evidenced by promissory notes that mature on December 1, 2018, which accrue interest at the rate of 8% per year, and (ii) $10,000 which is evidenced by a convertible promissory note that bears interest at the rate of 12% per year, which matures on December 31, 2017 and which is convertible (principal and interest) into shares of common stock at a price of $0.50 per share.

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

Cash Flows:

The following table presents summary cash flow information.

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016

Net cash used in operating activities	$(80,622)	$(174,303)
Net cash used in investing activities	—	(17,079)
Net cash provided by financing activities	81,280	186,750
Net increase in cash	$658	$(4,632)

Operating Activities

We used net cash used in operating activities for the nine months ended September 30, 2017 of ($80,622) compared to ($174,303) for the 2016 period, in each case consisting principally of payments to outside consultants, developers and programmers and payments to web hosting and email hosting providers. The decrease in cash used in operating activities was the result of our limited cash resources to deploy to our operations.

Investing Activities

We did not utilize and cash in investing activities for the nine months ended September 30, 2017, as compared to ($17,079) for the 2016 period. During the 2017 period, we did not acquire any capital assets as compared to our acquisition of certain technologies and software completed during the 2016 period.

Financing Activities

During the nine months ended September 30, 2017, net cash provided by financing activities was $81,280 compared to $186,750 during the 2016 period. During the 2017 period, we sold and issued securities in private placement from which we received proceeds of $31,000 and received loans equal to $41,580 and issued a convertible promissory note in the amount of $10,000 We utilized all of the proceeds that we received from the sale of securities and from the borrowings for working capital.

Contractual Commitments as of September 30, 2017

As of September 30, 2017, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended September 30, 2017 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2016 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $573,316 at September 30, 2017. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2017. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2017 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During the second and third quarters, the Company sold an aggregate of 62,000 shares of common stock to five accredited investors for a total price of $31,000.00, or $0.50 per share, in a private offering.

The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated under the Securities Act of 1933.

All of the proceeds received from the sale of the securities enumerated above were used for general working capital purposes.

The Company issued shares of common stock to consultants as a price of $0.50 per share as follows:

Name	No. of Shares	Value of Services Rendered
Marc Seal	42,000	$21,000.00
Senthil Kumar	40,000	$20,000.00
Peter Nein	60,000	$30,000.00
Joseph Cheng	40,000	$20,000.00
Gleb Kartsev	20,000	$10,000.00
Kris Newman	40,000	$20,000.00

During August 2017, the Company issued an aggregate of 341,000 shares of common stock upon the conversion of 34,100 shares of Series A Cumulative Convertible Preferred Stock pursuant to the exemption from registration afforded by Section 3(a)(9) of the Securities Act.

During September 2017, the Company issued an aggregate of 200,000 shares of common stock to two people upon their respective conversion of 20,000 shares of Series A Cumulative Convertible Preferred Stock pursuant to the exemption from registration afforded by Section 3(a)(9) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601 of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPSOFT TECHNOLOGIES, INC.

Date: November 15, 2017	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

