Form 10-K/A
period 2016-12-31
Appsoft Technologies, Inc.
filed 2017-12-05
CIK 1651992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 333-206764

APPSOFT TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-3427919
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1225 Franklin Avenue, Suite 325, Garden City, NY	11530
(Address of registrant's principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(516) 224-7717

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

AppSoft Technologies, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (this “Amendment”), as originally filed with the Securities and Exchange Commission on April 17, 2017 (the “Original Form 10-K”), to (i) amend the Report of George Stewart, CPA, Independent Registered Public Accounting Firm to delete from the signature block the date on which the report was filed with the Original Form 10-K and retain only the date on which the report originally was signed by the independent registered public accounting firm; (ii) change the heading on the Statement of Cash Flows, which currently reads that said statement is “unaudited,” to identify that the statement is “audited”; and (iii) correct the dates on the certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 filed as Exhibits 31.1 and 31.2 with the Original Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are also being filed as exhibits to this Amendment.

Except as described above, this Amendment does not modify or update disclosures presented in the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

AppSoft Technologies, Inc.

I have audited the accompanying balance sheets of AppSoft Technologies, Inc. as of December 31, 2015, and the related statements of operations, stockholders’ equity and cash flows for the period from March 24, 2015 (inception) through December 31, 2015. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

(Audited)

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
Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations and Comprehensive Loss
Statements of Stockholders’ Equity
Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the Notes to Consolidated Financial Statements.

(3)	Exhibits.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* The certification attached as Exhibit 32.1 that accompanies this Form 10-K/A is not deemed filed with the SEC and is not to be incorporated by reference into any filing of AppSoft Technologies, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-K/A, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPSOFT TECHNOLOGIES, INC.

December 5, 2017	By:	/s/ Brian Kupchik
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Kupchik	President, Chief Executive Officer, principal executive officer	December 5, 2017
and principal financial and accounting officer