Form 10-K
period 2017-12-31
Appsoft Technologies, Inc.
filed 2018-04-17
CIK 1651992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-52901

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2017 was approximately $-0-.

At April 16, 2018 there were 4,032,500 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

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

ii

PART I

ITEM 1. BUSINESS

General

AppSoft Technologies, Inc. (“we,” “us,” or the “Company”) develops, publishes and markets mobile software applications for smartphones and tablet devices (“Apps”). We currently generate revenue from sales, or downloads, of our Apps and from advertisements published on our ad supported game titles. We currently own a portfolio comprising over 400 Apps titles including games designed to appeal to a broad cross section of consumers and legal-related Apps that provide compilations of federal and state laws and regulations across a variety of legal disciplines and digests of court decisions rendered by federal courts. We offer some of our game titles in both a free advertisement-supported version and a paid version that does not display ads. We believe that the ad supported versions allow for wider dissemination of our titles to consumers who might not otherwise spend money for an App without first playing the game.

We may purchase App titles directly from developers or enter into agreements with third-party developers to sell us titles under development or to create new Apps for us. Consumers download our Apps through direct-to-consumer digital storefronts, such as the Apple App Store and Google Play Store.

History

We were organized in the State of Nevada in March 2015. In April 2015, we concluded a transaction in which we issued 2,000,000 shares of our Series A Preferred Stock in exchange for the sum of $50,000 and a portfolio comprising over 400 Apps titles.

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

Our game titles are designed to appeal to a variety of age groups ranging from younger teens to adults. We offer some of our games in both a free advertisement-supported version and a paid version that does not display ads. We believe that by offering free ad supported versions we can build a significantly larger customer base more quickly than we could if we charged users an up-front fee to download our games since they may be reluctant to purchasing a game without first playing it. If a consumer enjoys a title, they may purchase the game and play without interruption from pop-up ads.

Our legal titles are easy to use and navigate. We maintain our legal titles so that they are current through a recent period.

Product Development

We are constantly seeking to develop and acquire new Apps to supplement our portfolio. Our primary focus will be to release new game titles. We are developing a pipeline of independent game designers, developers and programmers who provide us with new ideas and titles to publish. We typically enter into services or consulting agreements with our independent developers. Agreements with third-party developers generally give us exclusive publishing and marketing rights and require us to make development payments, pay royalties based on product sales and to satisfy other conditions. Our agreements with third-party developers generally provide us with the right to monitor development efforts and to cease making development payments if specified development milestones are not satisfied.

We also solicit new games and concepts that we may acquire from third parties. When we receive an idea for a new App, we research the commercial viability of the concept and undertake an analysis of the cost to develop the App against its potential economic return. If we determine that the App is commercially viable, we may fund the cost of development, publication and marketing. Upon completion of development we will own the App title.

We are developing and publishing free-to-play games. Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee, through “in-app purchases” utilizing virtual currency they may be purchased through digital storefronts, and to engage with various advertisements and offers that generate revenues for us. Several large game publishers are successfully employing this business model. In order for us to achieve success using this model, we must develop and publish games that are widely accepted and commercially successful, which will provide us with the largest base from which to monetize our in-App sales. In addition to building strong core gameplay, successful monetization will require that we continually create new content within games and otherwise find ways to retain players and incentivize them to make in-app purchases. As these games gain wider acceptance and mature in the market, we may seek to improve monetization and increase awareness of our games by building social media communities around these titles and by delivering additional features, such as tournaments, live events and more frequent content updates.

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

As of the date of this report, we have retained the services of eight professionals who render coding, design, management, and marketing services to assist with the development of new Apps. Presently, we have four Apps/games under development, including an eSports tournament platform, Packzombie, WTFiT and GoDex. We expect to launch one or more of these Apps this year. Set forth below is a brief description of the new and existing Apps under development:

During 2016, we purchased an eSports tournament platform and the related software, trademarks and trade names; and other intellectual property. When we took control of these assets, they still required development and other pre-launch work. Since the acquisition date, we have been coordinating a technical transition as well as continued coding on features and functions development. eSports (also known as electronic sports, competitive (video) gaming, professional (video) gaming, or pro gaming) are a form of competition that is facilitated by electronic systems, particularly video games; the input of players and teams as well as the output of the eSports system are mediated by human-computer interfaces. Most commonly, eSports take the form of organized, multiplayer video game competitions, particularly between professional players. The most common video game genres associated with eSports are real-time strategy, fighting, first-person shooter (FPS), and multiplayer online battle arena. Tournaments such as The International, the League of Legends World Championship, the Battle.net World Championship Series, the Evolution Championship Series, and the Intel Extreme Masters provide live broadcasts of the competition, and prize money and salaries to competitors.

eSports have become popular worldwide, not only with participants but also with fans who watch them online and in public spaces, including arenas. Statista, an online statistics gathering and dissemination portal, estimates that during 2017 over $1.1 billion was spent on eSports related events and merchandise. Statista predicts that the entire eSports market is expected to grow over the coming years, with worldwide revenues projected to reach nearly $1.5 billion in 2020. In 2015, there were 162 million frequent viewers and 161 million occasional viewers of eSports worldwide. During 2014, “Newzoo Esports” reported that eSports revenue, which comprises media rights, merchandise, tickets, advertising, sponsorship and game publisher fees, was $194 million, which climbed to $325 million in 2015 and which Newzoo estimates could grow to and over $1.1 billion in 2019, which would represent a compound annual growth rate of 42.2% from 2014 through 2019.

Our App will provide eSports players with an easy-to-use platform that provides fair, transparent, and prompt payouts for prize tournaments. We will differentiate our product from competing platforms by focusing on casual games and mobile games. We also expect to focus on direct integrations with existing game publishers enabling them to offer prize tournaments to their existing player base.

During 2016, we acquired a suite of concepts, artwork, story lines and related computer software in connection with a computer game titled “CryptoGene,” for mobile application. CryptoGene represents a potential franchise that we can develop and roll out over multiple platforms, including as an App and video game version, graphic novels and other print and audio-visual media. This is a long-term project that will require significant financial and personnel resources.

Also during 2016, we acquired a product, which we call “GoDex”, that is a Pokémon Go companion app for iOS and Android. The App uses sophisticated image recognition that will enable users to take screenshots of their Pokémon and have GoDex calculate its statistic, IV percentage, combat power calculations, and other statistics that players deem relevant to the Pokémon experience. The App also will allow users to send and receive in-App messages to and from team mates within a 10-kilometer radius. As GoDex develops, we expect that it will become a “one-stop-shop” for all Pokémon Go related tools.

Statista estimates that as of February 2016, there had been over 650 million downloads of Pokémon GO has enjoyed 500 million downloads with 20 million daily active users and that revenues are estimated to be $2 million per day. During 2016, Pokémon Go generated an estimated $950 million in revenues according to a report by market researcher App Annie. Our App will seek to take advantage of this active market.

We currently have substantially completed development of PackZombie, a strategy/ survival genre video game that is built as a multiplatform game. Consumers will be able to play it on both Apple and Android mobile devices- smartphones and tablets, as well as on Game Consoles like Xbox and Playstaion, and on Laptop and Desktop computers. The game follows a post zombie apocalypse storyline where players level up and build up their home base and their characters, known as ’survivors’, so that they can fight off the Zombie onslaught. There game comprises two main segments: the home base/character screens and the 3D puzzle maze. In the home base, players build, grow, level up and strengthen their characters by collecting resources, or ’supplies’, and allocating them among the different characters and base options. To collect supplies, the characters must leave the base and select a supply run from an options tree which advances in difficulty as they complete levels, Supply run options include Grocery Store, Forest, Hospital, or Warehouse. Each of these options opens a 3D puzzle maze where the chosen character begins a supply run by avoiding or killing zombies, while collecting randomly deposited crates of supplies. The puzzle maze is completed, once they collect 3 keys and find the exit. This game is a free to play app monetized through IAP (in app purchases) such as, a $4.99 crate upgrade or a $2.99 speed upgrade.

WTFiT is an App we’ve been developing for almost two years. This App allows users to take a picture of something with their phone and quickly get an answer suggesting what the picture might be. Using high quality image recognition software, the user will be told what the image is, and if the software is wrong they can challenge the system and then ask their friends and post their own answers on their friends’ pictures. We will use these answers to make our results better. We believe that the social component and the crowdsourcing component will make our App extremely addictive, viral, and self-learning. The steps are simple:

•	Take or upload a picture

•	Submit it to the hive-mind of image recognition software

•	Agree or contest the findings

The more interactivity by a user with the App, the more points they earn. Similar to Yelp and Google contributions, points equal status and badges. This will also lead to high growth of users and usage. During the App’s natural usage, we will integrate video ads and targeted sponsored ads, i.e., if a user submits a picture of an article of clothing, we present an ad for a similar article of clothing.

In August 2013, our officers organized and they currently are the principals of Primo Media, Inc., a Latin focused, multi-channel network that connects brands with millions of Hispanic Millennials through integrated digital and mobile advertising opportunities across the network. We expect to use the knowledge and experience gained by our officers to market our games to the Latino population. As a long-term project, we may seek to publish Spanish language versions of our games and develop games and Apps that are geared specifically toward the Spanish speaking market segment.

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

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. If we do not prevail in these disputes, we may lose some or all of our intellectual property protection, be enjoined from further sales of our Apps or other applications determined to infringe the rights of others, and/or be forced to pay substantial royalties to a third party, any of which would have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain a virtual office at 1225 Franklin Avenue, Suite 325, Garden City, New York at a cost of $149 per month. We believe that this space is adequate for our current and foreseeable requirements but that we could establish a permanent presence on acceptable terms, if necessary.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock was admitted to quotation on the over-the-counter market in June 2017 and is quoted under the symbol “ASFT.” Since admitted to quotation, the volume of trading in our stock has been limited and we cannot assure investors that an active trading market will develop or be maintained for our stock.

The following table provides the high and low bid information for our common stock during the periods indicated. This bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

December 31, 2017	$0.10	$0.05

September 30, 2017	$0.05	$0.05

June 30, 2017	$0.05	$0.05

On April 16, 2018, the closing bid price of our common stock as reported by the OTCQB was $1.40 per share.

Holders

As of April 16, 2018, we had 50 record holders and 4,032,500 shares of common stock issued and outstanding.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

All sales of unregistered securities by the Company during fiscal 2017 have been previously reported in our reports on Forms 8-K and 10-Q filed with the SEC.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, publish and market Apps for smartphones and tablet devices. We currently derive our revenue from sales, or downloads, of our Apps and from advertisements published on our ad-supported game titles. Over the course of 2018, we expect to generate revenue from the sale of software titles that we are developing for own account, from titles that were developed by third-parties which we acquired and from titles that have been developed for our benefit. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development costs.

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

We market, sell and distribute our games through direct-to-consumer digital storefronts, such as Apple’s App Store and the Google Play Store. We currently expect to advertise our Apps through the digital storefronts, our own website, social media, such as Facebook and LinkedIn, through mobile ad networks and search engine optimization, or SEO, tools.

We are developing and acquiring new Apps to expand our existing product offerings. We rely on third party designers, developers and programs to develop new Apps. We also solicit ideas for new titles from unrelated parties. We evaluate prospects based on a variety of factors. If we conclude that a particular prospect is worth pursuing, we may fund the development of the App through launch and beyond. We expect to release several new Apps throughout 2018.

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

Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016 (audited)

The following table presents our results of operations for the year ended December 31, 2017 and 2016:

	For the years ended December 31,
	2017	2016
Revenue	$951	$2,037

Expenses
Selling, General and Administrative	69,106	66,870
Depreciation and Amortization Expense	22,416	13,208
Interest Expense	1,013	799
Outside Services	20,540	154,851
Outside Services - Stock issued for Services	123,500	-
Professional Fees	25,844	44,689
Total Expense	262,419	280,417
Net Loss	(261,468)	(278,380)

Revenues

We recorded revenue during the year ended December 31, 2017 of $951 comprising revenues generated from downloads of our Apps and in-App advertising revenues, compared to revenue of $2,037 for the year ended December 31, 2016.

Expenses

Selling, General and Administrative, or SGA, expenses consist of expenses relating to, among other things, web hosting and email hosting costs, rent for our virtual office, and other general and administrative expenses. During the year ended December 31, 2017, our SGA expenses were $69,106, as compared to SGA expenses of $66,870 for the year ended December 31, 2016. The decrease in SGA expenses is attributable to increased activity in connection with trade shows, industry research, internal meetings, and project work.

Depreciation Expense for the year ended December 31, 2017, which is related to depreciation of certain computer equipment purchased in July 2016, was $416, compared with $208 in depreciation expense recorded for the year ended December 31, 2016.

Amortization Expense comprises the quarterly portion of the amortization of our Apps, which we amortize over a ten-year period. During the year ended December 31, 2017, we recorded amortization expenses of $22,000, as compared to amortization expenses of $13,000 for the year ended December 31, 2016.

Interest Expense is attributable to interest accrued on promissory notes issued in the aggregate principal amount of $100,209. During the year ended December 31, 2017, interest expenses were $1,013, as compared to the year ended December 31, 2016 in which we recorded interest expenses of $799.

Outside Services represents the amount we paid to third party developers and software designers in connection with the Company’s Apps. During the year ended December 31, 2017, we paid our third-party developers and software designers $144,040, of which $123,500 is attributable to the stock issued for services, as compared to payments to these parties of $154,851, of which $42,400 is attributable to the warrant valuation for the year ended December 31, 2016.

Professional Fees consist of amounts paid to our third-party professionals for services rendered during the year. During the year ended December 31, 2017, we recorded expenses for professional fees of $25,844, as compared to $44,689 for the year ended December 31, 2016.

Net Loss

During the year ended December 31, 2017, we had a net loss of $261,468, which represents the difference between our total expenses of $262,419 partially offset by our revenue of $951, as compared to a net loss of $278,380 for the year ended December 31, 2016, in which our total expenses were $280,417 which were offset by our revenues of $2,037.

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

As of December 31, 2017, we had no cash on hand and total liabilities of $147,024, of which $102,065 is attributable to the principal and interest due under promissory notes we issued during 2017 and 2016. Comparably, as of December 31, 2016, we had no cash on hand and total liabilities of $63,321, of which $42,270 is attributable to the principal and interest due under promissory notes issued during 2016. As of December 31, 2017, we had a working capital deficit of $78,069 and a working capital of $28,050 as of December 31, 2016.

Cash Flows:

The following table presents summary cash flow information for the periods indicated.

	For the years ended December 31,
	2017	2016
Net cash provided by (used in) operating activities	(91,412)	(200,924)
Net cash provided by (used in) investing activities	-	(22,079)
Net cash provided by (used in) financing activities	91,412	216,679
Net increase(decrease) in cash and cash equivalents	-	(6,324)

Operating Activities

Cash used in operations was $91,412 and $200,924 for the years ended December 31, 2017 and 2016, respectively. In 2017 and 2016 cash was mainly used to fund payments to third-party developers and programmers, for SGA expenses and the cost of our outside professionals.

Investing Activities

Cash used in investing was $0 and $22,079 for the years ended December 31, 2017 and 2016, respectively. In 2016, the investment pertains to the acquisition of an intellectual property and computer equipment.

Financing Activities

Cash flow from financing activities was $91,412 and $216,679, for the years ended December 31, 2017 and 2016, respectively. For 2017, these amounts were mainly driven by stock sales and stocks issued for services. For 2016, these amounts were mainly driven by the proceeds received from the sale of shares in of our initial public offering, the sale of units in a private offering and from the issuance of demand promissory notes evidencing loans to the Company.

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

There are no recent accounting pronouncements published after December 31, 2017 that have a material effect on the financial statements presented herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on the ensuing page.

802 N Washington

Spokane, WA 99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ironclad Encryption Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Appsoft Technologies, Inc. as of December 31, 2017 and 2016 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of Appsoft Technologies, Inc. as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and we are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred cumulative operating losses since inception and uses substantial cash in its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2015.

Spokane, Washington
April 17, 2018

AppSoft Technologies, Inc.

Balance Sheets

	As of	As of
	December 31, 2017	December 31, 2016
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
FIXED ASSETS
Computer Equipment, net	1,455	1,871
TOTAL FIXED ASSETS	1,455	1,871
OTHER ASSETS
Gaming Platform, net	45,000	57,000
Phone Apps, net	22,500	32,500
TOTAL OTHER ASSETS	67,500	89,500
TOTAL ASSETS	$68,955	$91,371

LIABILITIES
CURRENT LIABILITIES
Bank Overdraft	$844	$62
Accounts Payable and Accruals	44,115	20,989
Convertible Note Payable	10,000	-
Note Payable	90,209	-
Accrued Interest	1,856	841
TOTAL CURRENT LIABILITIES	147,024	21,892

Note Payable	-	41,429
TOTAL LIABILITIES	139,683	63,321

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER’S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,945,900 shares issued and outstanding at December 31, 2017 and 2,000,000 shares issued and outstanding at December 31, 2017)	$195	$200
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,032,500 shares issued and outstanding at December 31, 2017 and 3,183,500 shares issued and outstanding at December 31, 2016)	403	318
Stock Subscription Receivable	-	-
Additional Paid in Capital	474,409	319,140
Additional Paid in Capital - Stock Warrants	42,400	42,400
Accumulated Deficit	(595,476)	(334,008)
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(78,069)	28,050
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY/(DEFICIT)	$68,955	$91,371

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the years ended
	2017	2016

Sales	$951	$2,037
Total Revenue	$951	$2,037

EXPENSES:
Selling, General and Administrative	69,106	66,870
Amortization/Depreciation Expense	22,416	13,208
Interest Expense	1,013	799
Outside Services	20,540	154,851
Outside Services - Stock issued for Services	123,500	-
Professional Fees	25,844	44,689
Total Expense	262,419	280,417
Loss from operations	$(261,468)	$(278,380)

Provision for Income Taxes	$-	$-
NET LOSS	(261,468)	(278,380)
Weighted average common shares outstanding, basic and fully diluted	3,509,018	3,641,025

Basic and fully diluted net loss per common share:	$(0.07)	$(0.08)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders’ Equity

For the year ended
December 31, 2017

							Additional	Additional
	Common Stock		Preferred Stock		Stock Subscription	Common Stock	Paid-in	Paid-in Capital	Accumulated	Total
	Shares	Amount	Shares	Amount	Receivable	Subscribed	Capital	Stock Warrants	Deficit	Equity
Balances, December 31, 2015	4,110,000	$411	2,000,000	$200	$(400)	$-	$100,197	$-	$(55,628)	$44,780

Net loss	-	-	-	-	-	-	-	-	(278,380)	(278,380)

Stock Subscription Paid	-	-	-	-	400	-	(400)	-	-	-

Issuance of Common Shares	358,500	36	-	-	-	-	179,215	-	-	179,251

Issuance of Common Shares for Asset Acquisition	80,000	8	-	-	-	-	39,992	-	-	40,000

Issuance of Common Shares for Services	235,000	24	-	-	-	-	(24)	-	-	(1)

Issuance of Stock Warrants	-	-	-	-	-	-	-	42,400	-	42,400

Cancellation of Common Shares	(1,600,000)	(160)	-	-	-	-	160	-	-	-

Balances, December 31, 2016	3,183,500	$318	2,000,000	$200	$-	$-	$319,140	$42,400	$(334,008)	$28,050

Issuance of Common Shares	61,000	6	-	-	-	-	30,494	-	-	30,500

Issuance of Common Shares for Services	247,000	25	-	-	-	-	123,475	-	-	123,500

Net loss	-	-	-	-	-	-	-	-	(261,468)	(261,468)

Conversion of PS to CS	541,000	54	(54,100)	(5)			(50)

Capital Contribution							1,350
Balances, December 31, 2017	4,032,500	$403	1,945,900	$195	$-	$-	$474,409	$42,400	$(595,476)	$(78,069)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For the years ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(261,468)	$(278,380)

Amortization and Depreciation	22,415	13,208
Shares Issued for Services	123,500	-
Stock Warrant Compensation Expense	-	42,400
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	23,126	21,051
Increase (decrease) in Accrued Interest Expense	1,015	797
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(91,412)	(200,924)

CASH FLOWS TO/(FROM) INVESTING ACTIVITIES:
Acquisition of GUUF Platform	-	(20,000)
Acquisition of Computer Equipment	-	(2,079)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(22,079)

CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	59,580	41,428
Notes Payable - repayment	(800)	(4,000)
Bank overdraft	782
Capital Contributions	1,350	-
Proceeds from sale of Common Stock	30,500	179,251
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	91,412	216,679

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	(6,324)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	-	6,324

END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-
NON CASH ACTIVITIES
Shares issued for Consulting Services	$123,500	$-
Shares of Common Stock issued for for Purchase of Gaming Platform—80,000 shares	$-	$40,000
Shares of Common Stock Cancelled—1,600,000	$-	$160
Shares of Common Stock Issued for Services—330,000	$-	$(33)

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $595,476 and cash used in operations of $91,412 at December 31, 2017.

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

All adjustments have been made which in the opinion of management are necessary, normal, and recurring in nature for presentation.

Interim filings should be read in conjunction with the Company’s annual report as of December 31, 2017.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There was a total of 19,459,000 upon conversion of preferred stock and 20,000 upon conversion for an outstanding note payable as of December 31, 2017.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2017, and December 31, 2016 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended December 31, 2017 or December 31, 2016.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2017 or December 31, 2016.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at April 30, 2015, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended December 31, 2017 or December 31, 2016.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered after, the date of initial application, with an option to use certain transition relief. The guidance will be effective in the first quarter of 2019 and allows for early adoption. The Company does not expect there to be a material impact from adopting this new guidance.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company does not expect there to be a material impact from adopting this new guidance.

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

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which revises the definition of a business and assists in the evaluation of when a set of transferred assets and activities is a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017 and should be applied prospectively. Early adoption is permitted under certain circumstances. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019; early adoption is permitted. We currently anticipate that the adoption of ASU 2017-04 will not have a material impact on our financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment awarded require an entity to apply modification accounting. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in ASU 2017-09 are to be applied prospectively to an award modified on or after the adoption date; consequently, the impact will be dependent on whether we modify any share-based payment awards and the nature of such modifications. The adoption of this standard is not expected to have a material impact on our financial statements.

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2017 and December 31, 2016.

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

NOTE E—CAPITAL STOCK—CONT’D

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

During the 3rd quarter ended September 30, 2017, Ventureo, LLC converted 54,100 Preferred Shares of stock into 541,000 common shares.

Total issued and outstanding shares of common stock as of December 31, 2017 were 4,032,500 and as of December 31, 2016 were 3,183,500.

Total issued and outstanding shares of preferred stock as of December 31, 2017 were 1,945,900 and as of December 31, 2016 were 2,000,000.

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

Ventureo. LLC also paid $408 in expense incurred on behalf of the Company and this amount is considered an additional capital contribution.

Capital Contributions

Brian Kupchik, President and CEO made a capital contribution of $1,350 in cash in October and November 2017.

NOTE F—RELATED PARTY TRANSACTIONS

The Company has paid $18,740 and $15,000 in management fees during 2017 and 2016, respectively (included in the Outside Services Expense line item on the Statement of Operations) to Brian Kupchik, President and CEO.

NOTE G—OTHER ASSET/PHONE APPS AND GAMING PLATFORM

Phone Apps

As a part of the Preferred Stock transaction (refer to Note E above), the Company acquired Phone Apps valued at $50,000. These Phone Apps are generating Sales Revenue. The Company will amortize the Phone Apps over 5 years. Management has determined that 5 years is a relatively short period. Monthly amortization is $833.34. Accumulated Amortization as of December 31, 2017 is $27,500.

NOTE G—OTHER ASSET/PHONE APPS AND GAMING PLATFORM—CONT’D

eSports Tournament Platform Assets

In June 2016, AppSoft Technologies, Inc. (the “Company”) acquired certain assets comprising an eSports tournament platform for competitive gamers from Guuf LLC (“Guuf”). The Company acquired the assets for a total purchase price of $60,000 (refer to Note J below). On October 1, 2016, the Company began amortizing the Phone Apps over 5 years. Management has determined that 5 years is a relatively short period. Monthly amortization is $1,000. Accumulated Amortization as of December 31, 2017 is $15,000.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carryforward as of December 31, 2017 is approximately $595,000 and as of December 31, 2016 is $334,000 approximately. The total deferred tax asset is approximately $124,000 and $70,000 for the periods December 31, 2017 and December 31, 2016, respectively.

No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

Net Change in Deferred Tax Asset:	December 31, 2017	December 31, 2016
NOL Carry Forward	$54,000	$58,400
Valuation Allowances	$(54,000)	$(58,400)
Deferred Tax Asset	$-	$-

The Company is not obligated to pay State Income Taxes because it is a Nevada corporation. The Company does not currently have any tax returns open for examination.

NOTE I—NOTES PAYABLE

The following demand Notes Payable were issued in 2016, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
June 2016	$5,000
July 2016	$6,500
October 2016	$9,800
November 2016	$18,328
December 2016	$1,000
Totals	$40,628

NOTE I—NOTES PAYABLE—CONT’D

The following demand Notes Payable were issued during the 1st quarter 2017, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
January 2017	$2,200
February 2017	$1,650
March 2017	$850
March 2017	$1,000
March 2017	$1,200
Totals	$6,900

The following demand Notes Payable were issued during the 2nd quarter 2017, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
April 2017	$3,000
May 2017	$6,200
Totals	$9,200

The following demand Notes Payable were issued during the 3rd quarter 2017, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
August 2017	$8,750
August 2017	$1,230
August 2017	$12,000
August 2017	$3,500
Totals	$25,480

The following demand Note was issued during the 4th quarter 2017, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
October 2017	$8,000
Totals	$8,000

Total Notes Payable outstanding was $90,209 as of December 31, 2017. Total accrued interest was $1,856 as of December 31, 2017.

NOTE J—CONVERTIBLE NOTE PAYABLE

The Company issued an 8% Convertible Note Payable to a non-related party on May 5, 2017 in the amount of $10,000. This demand notes bears interest at 8% per year. The Holder of the Note Payable has may elect to convert the Note Payable into 20,000 shares of stock at $.50 per share in full payment of the $10,000 Note Payable amount outstanding.

NOTE K—ASSET ACQUISITIONS

Acquisition of eSports Tournament Platform Assets

On September 10, 2016, the Company acquired certain assets comprising an eSports tournament platform for competitive gamers from Guuf LLC (“Guuf”). The Company acquired the assets for a total purchase price of $60,000 consisting of (i) $15,000 in cash, which has been paid, (ii) 80,000 shares of common stock valued at $0.50 per share (the price at which the Company sold shares to its initial public offering completed in March 2016); (iii) $5,000 in cash payable due which is included in the Company’s Accounts Payable; and (iv) the grant of a royalty equal to 5% of the first calendar year’s profits generated by the Company from the assets, a royalty equal to 4% of year two profits and royalty equal to 3% of year three profits. As additional consideration for the assets, the Company entered into consulting agreement with Nathan Cavanaugh, the sole member of Guuf, as described below.

NOTE K—ASSET ACQUISITIONS—CONT’D

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

The assignment includes all of Mr. Seal’s right and interest in and to the intellectual property, including any right to use or disseminate CryptoGene as a mobile application or in any other medium (including all other audio-visual rights, print and allied and incidental rights), all advertising, publication, and promotion rights with respect to any part of CryptoGene or any adaptation or version thereof, and all merchandising, commercial tie-in, publishing, and exploitation rights.

NOTE K—FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079. The computer equipment will be depreciated over its estimated useful life of 5 years. Annual depreciation is $415. Depreciation expense was $416 and $208 for the years ended December 31, 2017 and December 31, 2016, respectively.

NOTE L—MATERIAL EVENTS

Departure of Directors or Certain Officers; Election of Directors:

On June 10, 2016, Seth Ingram resigned as a member of the board of directors. Mr. Ingram’s resignation was for personal reasons and not a result of a disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Upon his resignation, Mr. Ingram returned to the Company for cancellation 1.6 million of the 2 million shares of common stock registered in his name.

FINRA

During June 2017, the Company’s common stock was admitted to quotation in the OTC Bulletin Board Market (“OTCBB”), an interdealer quotation service for over-the-counter, or OTC, equity securities operated the Financial Regulatory Authority (“FINRA”), which permits to be eligible for quotation on OTCBB any OTC equity security that is current in certain required regulatory filings.

NOTE L—MATERIAL EVENTS—CONT’D

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

NOTE M—SUBSEQUENT EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

The Company borrowed an aggregate of $7,182.50 which borrowings are evidenced by promissory notes in the amounts of $7,182.50. The promissory note bears interest at the rate of 8% per annum and is payable on December 1, 2018.

Brian Kupchik, President and CEO made a capital contribution of $100 in cash in January 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2017.

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

Under the supervision of our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017. We have identified the following material weakness as of December 31, 2017:

•	Segregation of duties in the handling of cash, cash receipts and cash disbursements was not formalized, and

•	Lack of an independent board to oversee management decisions and use of funds.

Remediation of Material Weakness in Internal Control

Presently, it will be difficult to mitigate or eliminate the material weaknesses in our internal controls. We do not currently possess sufficient financial resources to engage the additional personnel required to alleviate the weaknesses that stem from the lack of segregation of duties in the handling of cash, cash receipts and cash disbursements was not formalized. Moreover, it is difficult for small public companies such as ours to attract qualified independent directors given the obligations and risks attendant to such serving in such capacity; hence we will continue to operate with a single board member thereby failing mitigate the weaknesses stemming from the lack of an independent board:

In the interim, management has internally formalized the procedures for segregation of duties and monitoring handling of cash, cash receipts and cash disbursements. We also are establishing a formal documented system of internal controls surrounding cash and plan to implement such systems.

Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Brian Kupchik currently is our only officer and director. Set forth below is certain information regarding Mr. Kupchik.

Name	Age	Position

Brian Kupchik	43	President, Chief Executive Officer and Director

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

Involvement in Certain Legal Proceedings

Our sole director, executive officer and control person has not been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

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

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at www.OrbisCorporation.co.uk. We intend to post any amendments to the code, or any waivers of its requirements, on our website. The contents of our website are not incorporated by reference into this annual report on Form 10-K.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires directors, executive officers and holders of more than 10% of an equity security registered pursuant to Section 12 of the Exchange Act to file various reports with the SEC. Our equity securities are not registered pursuant to Section 12 of the Exchange Act, so our directors, executive officers and 10% holders are not subject to Section 16(a).

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the quarter ended December 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes compensation recorded by us for the years ended December 31, 2017 and 2016 for our principal executive officer who also serves as our principal financial officer.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Brian Kupchik, President and Chief Executive Officer	2017	0	0	0	0	0	0	18,740	(1)	18,740
	2016	0	0	0	0	0	0	15,000	(1)	15,000

(1)	Consists of management fees paid by the Company in lieu of salary.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of December 31, 2017.

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

No compensation was paid to our director for his service as a director during the year ended December 31, 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our capital stock as of April 16, 2017, by (i) each person known by us to be the beneficial owner of more than 5% of each class of our outstanding capital stock, (ii) each director and each of our executive officers and (iii) all executive officers and directors as a group. As of April 16, 2017, there were 4,032,500 shares of our common stock outstanding and 1,954,000 shares of Series A Preferred Stock outstanding.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Directors and Officers

Brian Kupchik, President, Chief Financial Officer and Director	2,000,000	49.59%

All officers and directors as a group (1 person)	2,000,000	49.59%

Series A Preferred Stock [1]:

Ventureo, LLC 20 West Park Avenue Suite 207 Long Beach NY 11561	1,954,000	100%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2017 and 2016, the Company borrowed an aggregate of $49,580 and $40,629, respectively, from Bryan Glass, the sole member of Ventureo, LLC, the owner of all of the outstanding shares of Series A Preferred Stock. The loans are evidenced by demand promissory notes that bear interest at the rate of 2% per year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the fiscal years ended December 31, 2017 and 2016 provided by Fruci & Associates II, PLLC (commencing November 11, 2016).

	2017	2016

Audit Fees	$6,000	$4,000

Audit-Related Fees	9,000	6,100

Tax Fees

All Other Fees

Total	$15,000	$10,000

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

APPSOFT TECHNOLOGIES, INC.

April 17, 2018	By:	/s/ Brian Kupchik
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Kupchik	President, Chief Executive Officer, principal executive officer	April 17, 2018
and principal financial and accounting officer

