Form 10-Q
period 2018-03-31
Appsoft Technologies, Inc.
filed 2018-05-17
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At May 15, 2018, there were 4,032,500 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

	As of March 31, 2018 (Unaudited)	As of December 31, 2017 (Audited)
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
FIXED ASSETS
Computer Equipment, net	1,351	1,455
TOTAL FIXED ASSETS	1,351	1,455
OTHER ASSETS
Gaming Platform, net	42,000	45,000
Phone Apps, net	20,000	22,500
TOTAL OTHER ASSETS	62,000	67,500
TOTAL ASSETS	$63,351	$68,955

LIABILITIES
CURRENT LIABILITIES
Bank Overdraft	$-	$844
Accounts Payable and Accruals	43,084	44,115
Convertible Note Payable	10,000	10,000
Note Payable	99,131	90,209
Accrued Interest	2,388	1,856
TOTAL CURRENT LIABILITIES	154,603	147,024

Note Payable	-	-
TOTAL LIABILITIES	154,603	147,024

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER’S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,945,900 shares issued and outstanding at March 31, 2018 and December 31, 2017)	$195	$195
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,032,500 shares issued and outstanding at March 31, 2018 and December 31, 2017)	403	403
Stock Subscription Receivable	-	-
Additional Paid in Capital	474,509	474,409
Additional Paid in Capital - Stock Warrants	42,400	42,400
Accumulated Deficit	(608,759)	(595,476)
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(91,252)	(78,069)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY/(DEFICIT)	$63,351	$68,955

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the three months ended March 31,
	2018 (Unaudited)	2017 (Unaudited)

Sales	$-	$266
Total Revenue	$-	$266

EXPENSES:
Selling, General and Administrative	607	5,338
Amortization/Depreciation Expense	5,604	5,604
Interest Expense	532	107
Outside Services	-	-
Outside Services - Stock issued for Services	-	-
Professional Fees	6,540	315
Total Expense	13,283	11,364

Loss from operations	$(13,283)	$(11,098)

Provision for Income Taxes	$-	$-
NET LOSS	(13,283)	(11,098)
Weighted average common shares outstanding, basic and fully diluted	4,032,500	3,183,500

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For the three months ended March 31,
	2018 (Unaudited)	2017 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,283)	$(11,098)

Amortization and Depreciation	5,604	5,604
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	(1,033)	(747)
Increase (decrease) in Accrued Interest Expense	532	107
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8,180)	(6,134)

CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	8,923	6,900
Bank overdraft	(843)
Capital Contributions	100	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,180	6,900

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	766

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	$-	$766

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $608,759 and cash used in operations of $8,180 at March 31, 2018.

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

Revenue Recognition - The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all the following criteria are met:

(i)	persuasive evidence of an arrangement exists,

(ii)	the services have been rendered and all required milestones achieved,

(iii)	the sales price is fixed or determinable, and

Emerging Growth Company Critical Accounting Policy Disclosure: We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. (See ASU 2014-09)

Comprehensive Income (Loss) - The Company reports Comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share - Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There was a total of 19,459,000 upon conversion of preferred stock and 20,000 upon conversion for an outstanding note payable as of March 31, 2018.

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

Accounts Receivable - Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2018, and March 31, 2017 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended March 31, 2018 or March 31, 2017.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2018 or March 31, 2017.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at April 30, 2015, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2018 or March 31, 2017.

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

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2018 and March 31, 2017.

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

NOTE E—CAPITAL STOCK—CONT’D

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

During the 3rd quarter ended September 30, 2017, Ventureo, LLC converted 54,100 Preferred Shares of stock into 541,000 common shares.

Total issued and outstanding shares of common stock as of March 31, 2018 were 4,032,500 and as of December 31, 2017 were 4,032,500.

Total issued and outstanding shares of preferred stock as of March 31, 2018 were 1,945,900 and as of December 31, 2017 were 1,945,900.

The Company is authorized to issue 10,000,000 Series A Cumulative, Convertible Preferred Shares (Preferred Stock) at $.0001 par value per share.  During the period from inception (March 24, 2015) through September 30, 2016, the Company issued 2,000,000 shares of preferred stock at $.05 per share to Ventureo, LLC in exchange for $50,000 in cash and Apps with a fair market value of $50,000 for a total of $100,000. The shares of “Preferred Stock” are convertible, at the option of the holder, into shares of common stock at a conversion price of $0.005 per share. The holder of the “Preferred Stock” may not convert any portion of the “Preferred

Stock” if, after giving effect to such conversion, the holder would beneficially own in excess of 4.99%, except that the holder may, by written notice to the Company, increase or decrease this percentage up to a maximum of 9.99%, provided that any such increase will not be effective until the 61st day after such notice is delivered to the Company. Upon a liquidation event, the Company shall first pay to the holders of the “Preferred Stock” an amount per share equal to the Original Issue Price (i.e., $0.05 per share of Series A Preferred Stock), plus all accrued and unpaid dividends on each share of Series A Preferred Stock (the “Series A Preference Amount”). After full payment of the liquidation preference amount to the holders of the “Preferred Stock”, the Company will then distribute the remaining assets to holders of common stock, other junior preferred shares (if any) and the “Preferred Stock” on an as-if-converted-basis. The Series A Preferred Stock ranks senior to the Company’s common stock and senior to any other shares of preferred stock the Company may issue in the future.

Ventureo. LLC also paid $408 in expense incurred on behalf of AppSoft, Inc. and this amount is considered an additional capital contribution.

Capital Contributions

Brian Kupchik, President and CEO made a capital contribution of $1,350 in cash in October and November 2017 and $100 in cash in January 2018.

NOTE F—RELATED PARTY TRANSACTIONS

The Company has paid $18,740 and $15,000 in management fees during 2017 and 2016, respectively (included in the Outside Services Expense line item on the Statement of Operations) to Brian Kupchik, President and CEO.

NOTE G—OTHER ASSET/PHONE APPS AND GAMING PLATFORM

Phone Apps

As a part of the Preferred Stock transaction (refer to Note E above), the Company acquired Phone Apps valued at $50,000. These Phone Apps are generating Sales Revenue. The Company will amortize the Phone Apps over 5 years. Management has determined that 5 years is a relatively short period. Monthly amortization is $833.34. Accumulated Amortization as of March 31, 2018 is $27,500. Amortization for Phone Apps for the periods ended March 31, 2017 and 2018 was $2,500 and $2,500.

NOTE G—OTHER ASSET/PHONE APPS AND GAMING PLATFORM—CONT’D

eSports Tournament Platform Assets

In June 2016, AppSoft Technologies, Inc. (the “Company”) acquired certain assets comprising an eSports tournament platform for competitive gamers from Guuf LLC (“Guuf”). The Company acquired the assets for a total purchase price of $60,000 (refer to Note J below). On October 1, 2016, the Company began amortizing the Phone Apps over 5 years. Management has determined that 5 years is a relatively short period. Monthly amortization is $1,000. Accumulated Amortization as of March 31, 2018 is $15,000. Amortization for the eSports platform for the periods ended March 31, 2017 and 2018 was $3,000 and $3,000.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of March 31, 2018 is approximately $608,000 and as of March 31, 2017 is $345,000 approximately. The total deferred tax asset is approximately $127,000 and $72,000 for the periods March 31, 2018 and March 31, 2017, respectively.

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

NOTE I—NOTES PAYABLE

The following demand Notes Payable were issued in 2016, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
June 2016	$5,000
July 2016	$6,500
October 2016	$9,800
November 2016	$18,328
December 2016	$1,000
Totals	$40,628

The following demand Notes Payable were issued during the 1st Quarter 2017, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
January 2017	$2,200
February 2017	$1,650
March 2017	$850
March 2017	$1,000
March 2017	$1,200
Totals	$6,900

NOTE I—NOTES PAYABLE—CONT’D

The following demand Notes Payable were issued during the 2nd Quarter 2017, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
April 2017	$3,000
May 2017	$6,200
Totals	$9,200

The following demand Notes Payable were issued during the 3rd Quarter 2017, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
August 2017	$8,750
August 2017	$1,230
August 2017	$12,000
August 2017	$3,500
Totals	$25,480

The following demand Note Payable were issued during the 4th Quarter 2017, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
October 2017	$8,000
Totals	$8,000

The following demand Notes Payable were issued during the 1st Quarter 2018, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
January 2018	$1,000
February 2018	$5,100
March 2018	$2,082
March 2018	$490
March 2018	$250
Totals	$8,922

Total Notes Payable outstanding was $99,131 as of March 31, 2018. Total accrued interest was $2,388 as of March 31, 2018.

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

NOTE J—ASSET ACQUISITIONS—CONT’D

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

NOTE K—FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079. The computer equipment will be depreciated over its estimated useful life of 5 years. Annual depreciation is $415. Depreciation expense was $104 and $104 for the quarter ended March 31, 2018 and March 31, 2017, respectively.

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

NOTE L—MATERIAL EVENTS—CONT’D

FINRA

During July 2017, the Company’s common stock was admitted to quotation in the OTC Bulletin Board Market (“OTCBB”), an interdealer quotation service for over-the-counter, or OTC, equity securities operated the Financial Regulatory Authority (“FINRA”), which permits to be eligible for quotation on OTCBB any OTC equity security that is current in certain required regulatory filings.

Consulting Agreement Amendments

During the 3rd Quarter 2017, the Company entered into the following agreements:

•	Amendment to Consulting Agreement between the Company and Marc Seal dated August 3, 2017 whereby the parties amended the original consulting agreement to increase the scope of engineering and technical services to be rendered by Mr. Seal in consideration of the issuance of 42,000 shares of common stock.

•	Amendment to Consulting Agreement between the Company and Kris Newman dated July 12, 2017 whereby the parties amended the original consulting agreement to increase the scope of marketing services to be rendered by Mr. Newman in consideration of the issuance of 40,000 shares of common stock.

•	Amendment to Consulting Agreement between the Company and Joseph Cheng dated August 3, 2017 whereby the parties amended the original consulting agreement to increase the scope of product analysis services to be rendered by Mr. Cheng in consideration of the issuance of 40,000 shares of common stock.

•	whereby the parties amended the original consulting agreement to increase the scope of product analysis services to be rendered by Mr. Cheng in consideration of the issuance of 20,000 shares of common stock.

NOTE M—SUBSEQUENT EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

In April and May 2018, the Company borrowed an aggregate of $5,400 which borrowings are evidenced by promissory notes. The promissory notes bear interest at the rate of 8% per annum and is payable on December 1, 2018.

During April 2018, the Company sold 5,714 common shares of stock ($.0001 par value per share) for $1.05 per share and received $5,999.70 in cash.

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

Overview

AppSoft Technologies, Inc., a Nevada corporation organized on March 24, 2015 (“we,” “us,” or the “Company”), develops, publishes and markets mobile software applications for smartphones and tablet devices (“Apps”). Our Apps titles include games designed to appeal to a broad cross section of consumers and legal-related Apps that provide compilations of federal and state laws and regulations across a variety of legal disciplines and digests of court decisions rendered by federal courts that are directed to legal professionals. We offer many of our game titles in both a free advertisement-supported version and a paid version that does not display ads. We believe that the ad supported versions allow for wider dissemination of our titles to consumers who might not otherwise spend money for an App without first playing the game.

We market, sell and distribute our games through direct-to-consumer digital storefronts, which currently comprises Apple’s App Store and the Google Play Store. We currently or expect to advertise our Apps through the digital storefronts, our own website, social media, such as Facebook and LinkedIn, through mobile ad networks and search engine optimization, or SEO, tools.

We rely on third party designers, developers and programs to develop new Apps. We also solicit ideas for new titles from unrelated parties. We evaluate prospects based on a variety of factors. If we conclude that a particular prospect is worth pursuing, we may fund the development of the App through launch and beyond. We expect to release several new Apps during 2018, assuming we are able to obtain adequate funding to complete the development of these Apps.

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

eSports have become popular worldwide, not only with participants but also with fans who watch them online and in public spaces, including arenas. According to Newzoo, an online statistics gathering and dissemination portal, during 2017, there were 143 eSports enthusiasts (people who watch professional esports content more than once a month) and 192 occasional viewers of eSports worldwide, a year over year growth from 2016 of 19.3%. In 2017, total revenues generated from eSport, which comprises media rights, merchandise, tickets, advertising, sponsorship and game publisher fees, was $655 million, an year over year increase from 2016 of 33%. Newzoo projects that by 2021, there will be over 550 million total viewers from which eSports industry participants will generate $1.65 billion, representing a compound annual growth rate of 27.4% from 2016 through 2021.

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

Results of Operations for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017 (unaudited)

The following table presents our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Revenue	$-	$266

Expenses
Selling, General and Administrative	607	5,338
Depreciation/ Amortization Expense	5,604	5,604-
Interest Expense	532	107
Outside Services	-
Professional Fees	6,540	315
Total Expenses	13,283	11,364
Net Loss	$(13,283)	$(11,098)

Revenues

We recorded revenue during the quarter ended March 31, 2018 period of $0 comprising revenues generated from downloads of our Apps and in-App advertising revenues, compared to revenue of $266 during the 2017 period. The decline in revenue is a result of our inability to advertise our products.

Expenses

Selling, General and Administrative, or SGA, expenses consist of expenses relating to, among other things, web hosting and email hosting costs, rent for our virtual office, and other general and administrative expenses. During the quarter ended March 31, 2018, our SGA expenses were $607, as compared to SGA expenses of $5,338 during the 2017 period.

Depreciation/Amortization Expenses for the three months ended March 31, 2018 were $5,604, compared with depreciation/amortization expenses of $5,604 recorded during the 2017 period. Depreciation relates to depreciation of certain computer equipment purchased in July 2016. Amortization expense comprises the quarterly portion of the amortization of our Apps, which we amortize over a five-year period.

Interest Expense is attributable to interest accrued on promissory notes in the aggregate principal amount of $99,131. During the three months ended March 31, 2018, interest expenses were $532, as compared to $107 for the 2017 period.

Outside Services represents the amount we paid to third party developers and software designers in connection with the Company’s Apps. During the quarter ended March 31, 2018 and March 31, 2017, we did not make any payments to our third-party developers and software designers.

Professional Fees consist of amounts paid to our third-party professionals for services rendered during the quarter. During the quarter ended March 31, 2018, we recorded expenses for professional fees of $6,540 as compared to $315 during the 2017 period.

Net Loss

During the quarter ended March 31, 2018, we had a net loss of $13,283 in which our total expenses were $13,283 and revenue was $0, as compared to a net loss of $11,098 for the comparable 2017 period, in which our total expenses were $11,364 which were offset by our revenues of $266.

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

As of March 31, 2018, we had a working capital deficit of ($154,602) compared to a working capital deficit of ($147,024) at December 31, 2017

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

Cash Flows:

The following table presents summary cash flow information.

	For the three months ended March 31,
	2018	2017
Net cash used in operating activities	$(8,180)		$(6,134)
Net cash provided by investing activities	-		-
Net cash provided by financing activities	8,180		$6,900
Net increase (decrease) in cash	$-	$

Operating Activities

We used net cash used in operating activities for the three months ended March 31, 2018 of ($8,180) compared to ($6,134) for the 2017 period, in each case consisting principally of payments to outside consultants, developers and programmers and payments to web hosting and email hosting providers.

Investing Activities

We did not engage in any investing activities during the quarters ended March 31, 2018 or 2017.

Financing Activities

During the three months ended March 31, 2018, net cash provided by financing activities was $8,180—loan and capital contribution proceeds compared to $6,999—loan proceeds during the 2017 period.

Contractual Commitments as of March 31, 2018

As of March 31, 2018, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended March 31, 2018 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has deficit accumulated of $608,759 and cash used in operations of $8,180 at March 31, 2018. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

The Company believes that its significant accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. Our significant accounting policies are described in Note 1 to our audited financial statements included in our annual report on Form 10-K for the period ended December 31, 2017. We do not believe that there has been any significant change in the Company’s critical accounting policies since December 31, 2017

Recent Accounting Pronouncements

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

There are no recent accounting pronouncements published after December 31, 2017 that had a material effect on the financial statements presented herein.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2018. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2018 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601 of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPSOFT TECHNOLOGIES, INC.

Date: May 16, 2018	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

