Form 10-Q
period 2018-06-30
Appsoft Technologies, Inc.
filed 2018-08-20
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At August 15, 2018, there were 4,145,198 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

	As of	As of
	June 30, 2018 (Unaudited)	December 31, 2017 (Audited)
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
FIXED ASSETS
Computer Equipment, net	1,247	1,455
TOTAL FIXED ASSETS	1,247	1,455
OTHER ASSETS
Gaming Platform, net	39,000	45,000
Phone Apps, net	17,500	22,500
TOTAL OTHER ASSETS	56,500	67,500
TOTAL ASSETS	$57,747	$68,955

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	43,614	44,959
Convertible Note Payable	10,000	10,000
Accrued Interest	2,960	1,856
TOTAL CURRENT LIABILITIES	56,574	56,815

Note Payable	121,061	90,209
TOTAL LIABILITIES	177,635	147,024

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER’S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,945,900 shares issued and outstanding at June 30, 2018 and December 31, 2017)	$195	$195
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,038,214 shares issued and outstanding at June 30, 2018 and 4,032,500 issued and outstanding at December 31, 2017)	404	403
Stock Subscription Receivable	-	-
Additional Paid in Capital	480,508	474,409
Additional Paid in Capital - Stock Warrants	42,400	42,400
Accumulated Deficit	(643,395)	(595,476)
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(119,888)	(78,069)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY/(DEFICIT)	$57,747	$68,955

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2018 (Unaudited)	2017 (Unaudited)	2018 (Unaudited)	2017 (Unaudited)

Sales	$206	$286	$206	$553
Total Revenue	$206	$286	$206	$553

EXPENSES:
Selling, General and Administrative	6,862	29,238	7,468	34,577
Amortization/Depreciation Expense	5,604	5,604	11,208	11,208
Interest Expense	572	352	1,104	459
Outside Services	3,400	15,300	3,400	15,300
Outside Services - Stock issued for Services	-	52,500	-	52,500
Professional Fees	18,405	2,864	24,945	3,608
Total Expense	34,843	105,858	48,125	117,652
Loss from operations	$(34,637)	$(105,572)	$(47,919)	$(117,099)
Provision for Income Taxes	$-	$-	$-	$-
NET LOSS	(34,637)	(105,572)	(47,919)	(117,099)
Weighted average common shares outstanding, basic and fully diluted	4,036,905	3,257,159	4,034,691	3,220,533

Basic and fully diluted net loss per common share:	$(0.01)	$(0.03)	$(0.01)	$(0.04)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For the six months ended June 30,
	2018 (Unaudited)	2017 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,919)	$(117,099)

Amortization and Depreciation	11,208	11,208
Shares issued for Services	-	52,500
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	(858)	2,546
Increase (decrease) in Accrued Interest Expense	1,104	459
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(36,465)	(50,386)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	30,852	26,100
Note Payable - repayment	-	(800)
Proceeds from sale of Common Stock	6,000	30,500
Bank overdraft	(487)	-
Capital Contributions	100	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	36,465	55,800

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	5,414

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	$-	$5,414

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $634,675 and cash used in operations of $43,395 at June 30, 2018.

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

To address these aforementioned, management has undertaken the following initiatives: 1) enter into discussions to secure additional equity funding from current or new shareholders; 2) undertake a program to continue to monitor the Company’s ongoing working capital requirements and minimum expenditure commitments; 3) continue their focus on maintaining an appropriate level of corporate overhead in line with the Company’s available cash resources.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There was a total of 19,459,000 upon conversion of preferred stock and 20,000 upon conversion for an outstanding note payable as of June 30, 2018.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2018, and 2017 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended June 30, 2018 and 2017.

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

Fair Value for Financial Assets and Financial Liabilities- The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2018 and 2017.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at April 30, 2015, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2018 and 2017.

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

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2018 and 2017.

NOTE E—CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $.0001 par value per share.

In May 2017, the Company issued the following shares:

61,000 shares were purchased at $.50 per share for a total of $30,500.

100,000 shares were issued to 2 different consultants with a fair value per share of $.50. The total value of the services is $50,000.

NOTE E—CAPITAL STOCK—CONT’D

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

During the 3rd quarter ended September 30, 2017, Ventureo, LLC converted 54,100 Preferred Shares of stock into 541,000 common shares.

In April 2018, the Company sold 5,714 shares of common stock at $1.05 per share for a total value of $5,999.70

Total issued and outstanding shares of common stock as of June 30, 2018 were 4,038,214 and as of December 31, 2017 were 4,032,500.

Total issued and outstanding shares of preferred stock as of June 30, 2018 were 1,945,900 and as of December 31, 2017 were 1,945,900.

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

NOTE F—RELATED PARTY TRANSACTIONS

The Company has paid $0 and $14,300 in management fees for the six-month period June 30, 2018 and 2017, respectively (included in the Outside Services Expense line item on the Statement of Operations) to Brian Kupchik, President and CEO.

NOTE G—OTHER ASSET/PHONE APPS AND GAMING PLATFORM

Phone Apps

As a part of the Preferred Stock transaction (refer to Note E above), the Company acquired Phone Apps valued at $50,000. These Phone Apps are generating Sales Revenue. The Company will amortize the Phone Apps over 5 years. Management believes the estimated useful life of the Apps to be 3-5 years per the IRS MACRS tables. Monthly amortization is $833.34. Accumulated Amortization as of June 30, 2018 is $32,500. Amortization expense for the three months ended June 30, 2018 and 2017 is $2,500 and $2,500, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 is $5,000 and $5,000, respectively.

eSports Tournament Platform Assets

In June 2016, AppSoft Technologies, Inc. (the “Company”) acquired certain assets comprising an eSports tournament platform for competitive gamers from Guuf LLC (“Guuf”). The Company acquired the assets for a total purchase price of $60,000 (refer to Note J below). On October 1, 2016, the Company began amortizing the Phone Apps over 5 years. Management has determined that 5 years is a relatively short period. Monthly amortization is $1,000. Accumulated Amortization as of June 30, 2018 is $21,000. Amortization expense for the three months ended June 30, 2018 and 2017 is $3,000 and $3,000, respectively. Amortization expense for the six months ended June 30, 2018 and 2017 is $6,000 and $6,000, respectively

NOTE H—INCOME TAX

The Company provides for income taxes under (now included under Accounting Standards Codification (ASC), 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of June 30, 2018 is approximately $630,000 and as of December 31, 2017 is approximately $595,000. The total deferred tax asset is approximately $126,000 and $119,000 for the periods June 30, 2018 and December 31, 2017, respectively.

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

NOTE I—NOTES PAYABLE

The following demand Notes Payable were issued during the 1st Quarter 2017, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
January 2017	$2,200
February 2017	$1,650
March 2017	$850
March 2017	$1,000
March 2017	$1,200
Totals	$6,900

The following demand Notes Payable were issued during the 2nd Quarter 2017, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
April 2017	$3,000
May 2017	$6,200
Totals	$9,200

The following demand Notes Payable were issued during the 3rd Quarter 2017, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
August 2017	$8,750
August 2017	$1,230
August 2017	$12,000
August 2017	$3,500
Totals	$25,480

The following demand Note Payable were issued during the 4th Quarter 2017, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
October 2017	$8,000
Totals	$8,000

The following demand Notes Payable were issued during the 1st and 2nd Quarter 2018, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
January 2018	$1,000
February 2018	$5,100
March 2018	$2,082
March 2018	$490
March 2018	$250
April 2018	$5,330
June 2018	$16,600
Totals	$30,852

Total Notes Payable outstanding was $127,060 as of June 30, 2018. Total accrued interest was $2,960 as of June 30, 2018.

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

NOTE K—ASSET ACQUISITIONS—CONT’D

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

NOTE L—FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079. The computer equipment will be depreciated over its estimated useful life of 5 years. Annual depreciation is $416. Depreciation expense was $104 and $104 for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense was $208 and $208 for the six months ended June 30, 2018 and 2017, respectively.

NOTE M—MATERIAL EVENTS

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

NOTE N—SUBSEQUENT EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

The Company borrowed an aggregate of $11,625 which borrowings are evidenced by promissory notes. The promissory note bears interest at the rate of 8% per annum and is payable on December 1, 2018.

A Convertible Promissory Note in the amount of $10,000 plus $$992 of accrued interest was converted into shares 21,889 shares of Common Stock as of July 24, 2018.

In July, 8,500 shares of Preferred Stock were converted into 85,000 shares of Common Stock.

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

During fiscal 2018, our growth has been constrained by our lack of capital. We require additional capital to fund the development of Apps in process that we have developed internally or acquired from third parties. We also require capital to fund marketing initiatives for our existing products and to launch and market Apps in development. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

Results of Operations for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017 (unaudited)

The following table presents our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
Revenue	$206	$286

Expenses
Selling, General and Administrative	6,862	29,238
Depreciation/Amortization Expense	5,604	5,604
Interest Expense	602	352
Outside Services	3,400	15,300
Outside Services – Stock for Services	-	52,500
Professional Fees	18,405	2,864
Total Expenses	34,843	105,858
Net Loss	$(34,637)	$(105,572)

Revenues

We recorded revenue during the quarter ended June 30, 2018 period of $286 comprising revenues generated from downloads of our Apps and in-App advertising revenues, compared to revenue of $491 during the 2017 period. The decline in revenue is a result of inability to advertise our products for lack of cash.

Expenses

Selling, General and Administrative, or SGA, expenses consist of expenses relating to, among other things, web hosting and email hosting costs, rent for our virtual office, and other general and administrative expenses. During the quarter ended June 30, 2018, our SGA expenses were $6,962, as compared to SGA expenses of $29,2385 during the 2017 period.

Depreciation and Amortization Expense. For the three months ended June 30, 2018, we recorded depreciation of $5,604 relating certain computer equipment purchased in July 2016, as compared with to depreciation expense of $104 recorded during the 2017 period. For the three months ended June 30, 2018 and 2017, we recorded amortization of our Apps, which we amortize over a five-year period, of $5,500.

Interest Expense is attributable to interest accrued on promissory notes outstanding during the relevant periods. During the three months ended June 30, 2018, interest expenses were $602, as compared to $352 for the 2017 period.

Outside Services represents the amount we paid to third party developers and software designers in connection with the Company’s Apps. During the quarter ended June 30, 2018, we paid our third-party developers and software designers an aggregate of $3,400, as compared to payments of $15,300 made during the 2017 period. We continue to require these services of these third-party service providers but did not have sufficient cash to engage them at the levels necessary to develop our products. We expect that at such time as the cash is available, we will expend additional resources on these service providers.

Outside Services - Stock for Services represents shares of common stock issued in consideration for services rendered. During the quarter ended June 30, 2018, we did not pay any third-party developers or software designers in stock. During the quarter ended June 30, 2017, we paid to two consultants for services rendered and to be rendered to the Company in connection with the development and maintenance of our Apps in common stock valued at $52,500.

Professional Fees consist of amounts paid to our third-party professionals for services rendered during the quarter. During the quarter ended June 30, 2018, we recorded expenses for professional fees of $9.655 as compared to $2,864 during the 2017 period.

Net Loss

During the quarter ended June 30, 2018, we had a net loss of $25,917, which represents the difference between our total expenses of $26,123 partially offset by our revenue of $206, as compared to a net loss of $105,572, which represents the difference between our total expenses of $105,858 partially offset by our revenue of $286.

Results of Operations for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

The following table presents our results of operations for the six months ended June 30, 2018 compared to the six months ended June 30, 2017:

	Six Months Ended June 30,
	2018	2017
Revenue	$206	$553

Expenses
Selling, General and Administrative	7,468	34,577
Amortization/Depreciation Expense	11,208	11,208
Interest Expense	1,104	459
Outside Services	3,400	15,300
Outside Services – Stock for Services	-	52,500
Professional Fees	24,945	3,608
Total Expenses	48,125	117,652
Net Loss	$(47,919)	$(117,099)

Revenues

During the six months ended June 30, 2018, we recorded revenue of $206 comprising revenues generated from downloads of our Apps and in-App advertising revenues, compared to revenue of $553 during the 2017 period.

Expenses

Selling, General and Administrative, or SGA, expenses consist of expenses relating to, among other things, web hosting and email hosting costs, rent for our virtual office, and other general and administrative expenses. During the six months ended June 30, 2018, our SGA expenses were $7,468, as compared to SGA expenses of $34,577 during the 2017 period.

Depreciation and Amortization Expense. For the three months ended June 30, 2018 and 2017, we recorded depreciation expense of $208. For the six months ended June 30, 2018 and 2017, we recorded amortization of our Apps, which we amortize over a five-year period, of $11,000, as compared to amortization expenses of $11,000 during the 2017 period.

Interest Expense is attributable to interest accrued on promissory notes outstanding during the relevant periods. During the six months ended June 30, 2018, interest expenses were $1,134, as compared to $459 for the 2017 period.

Outside Services represents the amount we paid to third party developers and software designers in connection with the Company’s Apps. During the six months ended June 30, 2018, we paid $3,400 to our third-party developers and software designers, as compared to $15,300 during the 2017 period. We continue to require these services of these third-party service providers but did not have sufficient cash to engage them at the levels necessary to develop our products. We expect that at such time as the cash is available, we will expend additional resources on these service providers.

Outside Services - Stock for Services represents shares of common stock issued in consideration for services rendered. During the six months ended June 30, 2018, we did not pay any third-party developers or software designers in stock. During the six months ended June 30, 2017, we paid to two consultants for services rendered and to be rendered to the Company in connection with the development and maintenance of our Apps in common stock valued at $52,500.

Professional Fees consist of amounts paid to our third-party professionals for services rendered during the quarter. During the six months ended June 30, 2018, we recorded expenses for professional fees of $16,195, as compared to professional fees of $3,608 paid during the 2017 period. During the 2018 period, we paid certain accrued fees too our professionals, which accounts for the increase in the amount or professional fees recorded.

Net Loss

During the six months ended June 30, 2018, we had a net loss of ($39,199), which represents the difference between our total expenses of ($39,405) partially offset by our revenue of $206, as compared to a net loss of ($117,099), which represents the difference between our total expenses of ($117,652) partially offset by our revenue of $553, for the comparable 2017 period.

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

As of June 30, 2018, we had working capital deficit of ($47,854), compared to working capital deficit of ($147,024) at December 31, 2017.

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

Our cash on hand and cash flow from operations will allow us to operate at current levels but will not be sufficient to fund all of our desired development and acquisition strategy or the cash required in connection with launching, marketing and promoting our games. We have been using the proceeds from small loans and from exempt sales of common stock to fund these endeavors; however, we do not believe these funds will be sufficient for all such purposes. We will seek to fund acquisitions and to engage third party developers partially through the issuance of securities. Therefore, our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities or through other financing mechanisms. However, a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities and we might not be able to obtain additional financing on terms favorable to us, if at all. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will continue to constrain our operations, including App development and marketing, and restrict our ability to grow. If we are unable to obtain additional financing, we may possibly have to cease our operations.

Cash Flows:

The following table presents summary cash flow information.

	For the six months ended June 30, 2018	For the six months ended June 30, 2017

Net cash used in operating activities	$(36,465)	$(50,386)
Net cash used in investing activities	—	—
Net cash provided by financing activities	36,465	55,800
Net increase in cash	$—	$5,414

Operating Activities

We used net cash used in operating activities for the six months ended June 30, 2018 of ($36,465) compared to ($50,386) for the 2017 period, in each case consisting principally of payments to outside consultants, developers and programmers and payments to web hosting and email hosting providers. The decrease in cash used in operating activities was the result of our limited cash resources to deploy to our operations.

Investing Activities

We did not utilize and cash in investing activities for the six months ended June 30, 2018 or 2017.

Financing Activities

During the six months ended June 30, 2018, net cash provided by financing activities was $36,465 compared to $55,800 during the 2017 period. Our financing activities during the 2018 period consisted of borrowings and sales of stock. During the 2017 period, we sold and issued securities in private placement from which we received proceeds that we utilized for working capital.

Contractual Commitments as of June 30, 2018

As of June 30, 2018, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended June 30, 2018 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $634,675 at June 30, 2018. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

The Company believes that its significant accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. Our significant accounting policies are described in Note C to our audited financial statements included in our annual report on Form 10-K for the period ended December 31, 2017. We do not believe that there has been any significant change in the Company’s critical accounting policies since December 31, 2017.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2018. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2018 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On April 18, 2018, the Company sold 5,714 shares of common stock to Alexndr Dekhtyarev at a price of $1.05 per share for an aggregate price of approximately $6,000.00 in a private transaction.

The sale of the above securities were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601 of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPSOFT TECHNOLOGIES, INC.

Date: August 20, 2018	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

