Form 10-Q
period 2018-09-30
Appsoft Technologies, Inc.
filed 2018-11-20
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☒

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

At November 19, 2018, there were 4,145,103 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

	As of	As of
	September 30, 2018 (Unaudited)	December 31, 2017 (Audited)
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
FIXED ASSETS
Computer Equipment, net	1,143	1,455
TOTAL FIXED ASSETS	1,143	1,455
OTHER ASSETS
Gaming Platform, net	36,000	45,000
Phone Apps, net	15,000	22,500
TOTAL OTHER ASSETS	51,000	67,500
TOTAL ASSETS	$52,143	$68,955

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	34,403	44,959
Convertible Note Payable	-	10,000
Note Payable	146,135	90,209
Accrued Interest	2,549	1,856
TOTAL CURRENT LIABILITIES	183,087	147,024

TOTAL LIABILITIES	183,087	147,024

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,937,400 and 1,945,900 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	$194	$195
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,145,103 and 4,032,500 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	414	403
Additional Paid in Capital	491,492	474,409
Additional Paid in Capital - Stock Warrants	42,400	42,400
Accumulated Deficit	(665,444)	(595,476)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(130,944)	(78,069)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$52,143	$68,955

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2018 (Unaudited)	2017 (Unaudited)	2018 (Unaudited)	2017 (Unaudited)

Sales	$38	$202	$244	$755
Total Revenue	$38	$202	$244	$755

EXPENSES:
Selling, General and Administrative	8,532	23,397	16,000	57,975
Amortization/Depreciation Expense	5,604	5,604	16,812	16,812
Interest Expense	582	190	1,686	648
Outside Services	3,000	3,240	6,400	18,540
Outside Services - Stock issued for Services	-	71,000	-	123,500
Professional Fees	4,369	18,979	29,314	22,587
Total Expense	22,087	122,410	70,212	240,062
Loss from operations	$(22,049)	$(122,208)	$(69,968)	$(239,307)
Provision for Income Taxes	$-	$-	$-	$-
NET LOSS	(22,049)	(122,208)	(69,968)	(239,307)
Weighted average common shares outstanding, basic and fully diluted	4,110,514	3,553,098	4,052,599	3,332,606

Basic and fully diluted net loss per common share:	$(0.01)	$(0.03)	$(0.02)	$(0.07)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For the nine months ended September 30,
	2018 (Unaudited)	2017 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,968)	$(239,307)

Amortization and Depreciation	16,812	16,812
Shares issued for Services	-	123,500
Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	(9,563)	17,724
Increase (decrease) in Accrued Interest Expense	693	649
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(62,026)	(80,622)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	55,926	51,580
Note Payable - repayment	-	(800)
Proceeds from sale of Common Stock	6,000	30,500
Capital Contributions	100	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	62,026	81,280

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	658

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	$-	$658

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

NONCASH ACTIVITIES
Reduction in Note Payable and accrued interest converted to Commons Shares	$(10,992)
Shares issued for Consulting Services	$-	$123,500

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $665,444 and cash used in operations of $62,026 at September 30, 2018.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There was a total of 1,945,900 and 1,937,400 upon conversion of preferred stock as of September 30, 2017 and 2018. respectively.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2018, and 2017 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended September 30, 2018 and 2017.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2018 and 2017.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2018, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended September 30, 2018 and 2017.

Recently Issued Accounting Pronouncements

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"). The standard clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Under ASU 2017-01, to be considered a business, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. Prior to the adoption of the new guidance, an acquisition or disposition would be considered a business if there were inputs, as well as processes that when applied to those inputs had the ability to create outputs. Early adoption is permitted for certain transactions. We currently anticipate that the adoption of ASU 201701 will not have a material impact on our financial statements.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018 and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company does not believe the guidance will have a material impact on our financial statements.

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is assessing ASU 2018-07 and does not expect it to have a material impact on our accounting and disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2018 and 2017.

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

During the 3rd quarter ended September 30, 2017, Ventureo, LLC converted 54,100 Preferred Shares of stock into 541,000 common shares.

In April 2018, the Company sold 5,714 at $1.05 per share for a total value of $5,999.70.

In July 2018, the Convertible Promissory Note in the amount of $10,000 plus $$992 of Accrued Interest was converted into shares 21,889 shares of Common Stock.

In July 2018, 8,500 shares of Preferred Stock were converted into 85,000 shares of Common Stock.

Total issued and outstanding shares of common stock as of September 30, 2018 were 4,145,103 and as of December 31, 2017 were 4,032,500.

Total issued and outstanding shares of preferred stock as of September 30, 2018 were 1,937,400 and as of December 31, 2017 were 1,945,900.

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

NOTE F—RELATED PARTY TRANSACTIONS

The Company has paid $0 and $18,740 in management fees for the six-month period September 30, 2018 and 2017, respectively (included in the Outside Services Expense line item on the Statement of Operations) to Brian Kupchik, President and CEO.

NOTE G—OTHER ASSET/PHONE APPS AND GAMING PLATFORM

Phone Apps

As a part of the Preferred Stock transaction (refer to Note E above), the Company acquired Phone Apps valued at $50,000. These Phone Apps are generating Sales Revenue. The Company will amortize the Phone Apps over 5 years. Management believes the estimated useful of the phone apps to be 5 years per the IRS MACRS tables. Monthly amortization is $833.34. Accumulated Amortization as of September 30, 2018 is $35,000. Depreciation expense for the three months ended September 30, 2018 and 2017 is $2,500 and $2,500, respectively. Amortization expense for the nine months ended September 30, 2018 and 2017 is $7,500 and $5,000, respectively.

eSports Tournament Platform Assets

In June 2016, AppSoft Technologies, Inc. (the “Company”) acquired certain assets comprising an eSports tournament platform for competitive gamers from Guuf LLC (“Guuf”). The Company acquired the assets for a total purchase price of $60,000 (refer to Note K below). On October 1, 2016, the Company began amortizing the Phone Apps over 5 years Management believes the estimated useful of the phone apps to be 5 years per the IRS MACRS tables. Monthly amortization is $1,000. Accumulated Amortization as of September 30, 2018 is $24,000. Amortization expense for the three months ended September 30, 2018 and 2017 is $3,000 and $3,000, respectively. Amortization expense for the nine months ended September 30, 2018 and 2017 is $9,000 and $9,000, respectively

NOTE H—INCOME TAX

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of September 30, 2018 is approximately $662,000 and as of December 31, 2017 is $595,000 approximately. The total deferred tax asset is approximately $139,000 and $119,000 for the periods September 30, 2018 and December 31, 2017, respectively.

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

NOTE I—NOTES PAYABLE

The following demand Notes Payable were issued during the 1st Quarter 2017, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
January 2017	$2,200
February 2017	$1,650
March 2017	$850
March 2017	$1,000
March 2017	$1,200
Totals	$6,900

The following demand Notes Payable were issued during the 2nd Quarter 2017, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
April 2017	$3,000
May 2017	$6,200
Totals	$9,200

The following demand Notes Payable were issued during the 3rd Quarter 2017, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
August 2017	$8,750
August 2017	$1,230
August 2017	$12,000
August 2017	$3,500
Totals	$25,480

The following demand Note Payable were issued during the 4th Quarter 2017, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
October 2017	$8,000
Totals	$8,000

NOTE I—NOTES PAYABLE—CONT’D

The following demand Notes Payable were issued during the 1st, 2nd and 3rd Quarters 2018, from an unrelated party and bear 2% interest per year:

Date Issued	Principal Amount
January 2018	$1,000
February 2018	$5,100
March 2018	$2,082
March 2018	$490
March 2018	$250
April 2018	$5,330
June 2018	$16,600
July 2018	$11,625
August 2018	$4,455
September 2018	$8,993
Totals	$55,925

Total Notes Payable outstanding was $146,135 as of September 30, 2018. Total accrued interest was $2,549 as of September 30, 2018.

NOTE J—CONVERTIBLE NOTE PAYABLE

The Company issued an 8% Convertible Note Payable to a non-related party on May 5, 2017 in the amount of $10,000. This demand notes bears interest at 8% per year. In July of 2018, the holder of the Note Payable elected to convert the Note Payable into 21,889 shares of common stock in exchange for full payment of the $10,000 plus $992 in accrued interest.

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

NOTE K—ASSET ACQUISITIONS—(CONT’D)

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

NOTE L—FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079. The computer equipment will be depreciated over its estimated useful life of 5 years. Annual depreciation is $416. Depreciation expense was $104 and $104 for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense was $312 and $312 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE M—MATERIAL EVENTS

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

NOTE N—SUBSEQUENT EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

The Company borrowed an aggregate of $________ which borrowings are evidenced by promissory notes. The promissory note bears interest at the rate of 8% per annum and is payable on December 1, 2018.

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

We are seeking to develop and acquire new Apps to expand our existing product offerings. We rely on third party designers, developers and programs to develop new Apps. We also solicit ideas for new titles from unrelated parties. We evaluate prospects based on a variety of factors. If we conclude that a particular prospect is worth pursuing, we may fund the development of the App through launch and beyond. We expect to release several new Apps during 2018, assuming we are able to obtain adequate funding to complete the development of these Apps.

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

Results of Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016 (unaudited)

The following table presents our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
Revenue	$38	$202

Expenses
Selling, General and Administrative	8,532	23,397
Depreciation/Amortization Expense	5,604	5,604
Interest Expense	582	190
Outside Services	3,000	3,240
Outside Services – Stock for Services	-	71,000
Professional Fees	4,369	18,979
Total Expenses	22,049	122,410
Net Loss	$(22,049)	$(122,410)

Revenues

We recorded revenue during the quarter ended September 30, 2018 period of $38 comprising revenues generated from downloads of our Apps and in-App advertising revenues, compared to revenue of $202 during the 2017 period. The decline in revenue is a result of our inability to advertise our products for lack of cash.

Expenses

Selling, General and Administrative, or SGA, expenses consist of expenses relating to, among other things, web hosting and email hosting costs, rent for our virtual office, and other general and administrative expenses. During the quarter ended September 30, 2018, our SGA expenses were $8,532, as compared to SGA expenses of $23,397 during the 2017 period.

Depreciation and Amortization Expense. For the three months ended September 30, 2018 and 2017, we recorded depreciation of $5,604 comprising $2,500 relating to amortization of our Apps, $3,000 relating to our eSports platform and $104 relating to depreciation of relating to certain computer equipment purchased in July 2016.

Interest Expense is attributable to interest accrued on promissory notes outstanding during the relevant periods. During the three months ended September 30, 2018, interest expenses were $582, as compared to $190 for the 2017 period.

Outside Services represents the amount we paid to third party developers and software designers in connection with the Company’s Apps. During the quarter ended September 30, 2018, we paid our third-party developers and software designers an aggregate of $3,000, as compared to payments of $3,240 made during the 2017 period. We continue to require these services of these third-party service providers but did not have sufficient cash to engage them at the levels necessary to develop our products. We expect that at such time as the cash is available, we will expend additional resources on these service providers.

Outside Services - Stock for Services represents shares of common stock issued to two consultants for services rendered by outside parties and to be rendered to the Company in connection with the development and maintenance of our Apps. During the quarter ended September 30, 2018, we did not issue any shares of common stock in exchange for services rendered as compared to the 2017 we issued $71,000 in value of common stock in exchange for 142,000 shares of common stock.

Professional Fees consist of amounts paid to our third-party professionals for services rendered during the quarter. During the quarter ended September 30, 2018, we recorded expenses for professional fees of $4,369 as compared to $18,979 during the 2017 period.

Net Loss

During the quarter ended September 30, 2018, we had a net loss of $19,299, which represents the difference between our total expenses of $19,337 partially offset by our revenue of $38, as compared to a net loss of $122,208 for the comparable 2017 period, in which our total expenses were $122,410 which were offset by our revenues of $202.

Results of Operations for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

The following table presents our results of operations for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017:

	Nine Months Ended September 30,
	2018	2017
Revenue	$244	$755

Expenses
Selling, General and Administrative	16,000	57,975
Amortization/Depreciation Expense	16,812	16,812
Interest Expense	1,686	648
Outside Services	6,400	18,540
Outside Services – Stock for Services	-	123,500
Professional Fees	29,314	22,587
Total Expenses	70,212	240,062
Net Loss	$(69,968)	$(240,062)

Revenues

During the nine months ended September 30, 2018, we recorded revenue of $244 comprising revenues generated from downloads of our Apps and in-App advertising revenues, compared to revenue of $755 during the 2017 period.

Expenses

Selling, General and Administrative, or SGA, expenses consist of expenses relating to, among other things, web hosting and email hosting costs, rent for our virtual office, and other general and administrative expenses. During the nine months ended September 30, 2018, our SGA expenses were $16,000, as compared to SGA expenses of $57,975 during the 2017 period.

Depreciation and Amortization Expense. For the nine months ended September 30, 2018 and 2017, we recorded total depreciation of $16,812 comprising $7,500 relating to amortization of our Apps, $9,000 relating to our eSports platform and $312 relating to depreciation of computer equipment.

Interest Expense is attributable to interest accrued on promissory notes outstanding during the relevant periods. During the nine months ended September 30, 2018, interest expenses were $1,686, as compared to $648 for the 2017 period.

Outside Services represents the amount we paid to third party developers and software designers in connection with the Company’s Apps. During the nine months ended September 30, 2018, we paid $6,400 to our third-party developers and software designers, as compared to $18,540 during the 2017 period. We continue to require these services of these third-party service providers but did not have sufficient cash to engage them at the levels necessary to develop our products. We expect that at such time as the cash is available, we will expend additional resources on these service providers.

Outside Services - Stock for Services represents shares of common stock issued to two consultants for services rendered and to be rendered to the Company in connection with the development and maintenance of our Apps. During the nine months ended September 30, 2018, we did not issue and common stock for services rendered by outside parties as compared to $123,500 in value of common stock in exchange for 247,000 shares of common stock 2017 period.

Professional Fees consist of amounts paid to our third-party professionals for services. During the nine months ended September 30, 2018, we recorded expenses for professional fees of $29,314, as compared to professional fees of $22,587 paid during the 2017 period.

Net Loss

During the nine months ended September 30, 2018, we had a net loss of ($69,968), which represents the difference between our total expenses of ($67,462) partially offset by our revenue of $244, as compared to a net loss of ($239,307), which represents the difference between our total expenses of ($240,062) partially offset by our revenue of $755 for the comparable 2017 period.

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

As of September 30, 2018, we had a working capital deficit of ($34,202), compared to a working capital deficit of ($78,069) at December 31, 2017.

Since our inception, we have financed our operations through the sale of equity securities, from third party loans and from internally generated revenue from operations.

During the nine months ended September 30, 2018, we borrowed an aggregate of $55,926 from Empire State Financial, Inc. and its related parties (“ESFI”), which borrowings are evidenced by promissory notes that mature on December 1, 2018 and bear interest at the rate of 2% per year. In addition, through September 30, 2018, we have sold 5,714 shares of common stock in a private offering for an aggregate price of $6,000, or $1.05 per share.

Over the last two years, we have been borrowing funds from ESFI and its related parties to fund our operations in part. As of September 30, 2018, we owed ESFI and its related parties an aggregate of $146,135 principal amount, which loans are evidenced by promissory notes that mature on December 1, 2018. We do not have the cash on hand or other borrowing facilities available to repay the notes to ESFI when they mature. If we are unable to satisfy our debt to ESFI and its related parties on the maturity date, they could bring an action against us demanding payment of the total amount of principal and interest due under the notes and for the cost of collecting the notes, including their reasonable legal fees and the other costs they incur. If these parties were to obtain a judgment against us in the amount of the debt evidenced by the notes and its other costs, a court could enforce the judgment by requiring us to sell our assets. We currently are negotiating with ESFI to extend the maturity date of these loans.

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

We do not have any cash on hand and do not generated cash flow from operations sufficient to support our operations. During 2018, we have been selling securities to third parties and borrowing cash to fund our minimal operations during the period. As noted above, we require significant cash to effectuate all of our desired development and acquisition strategies and in connection with launching, marketing and promoting our games. We will continue to seek to fund acquisitions and to engage third party developers partially through the issuance of securities. However, our future operations are dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities or through other financing mechanisms. However, we cannot assure investors that we will be able to securities such financing on terms favorable to us, if at all. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

Cash Flows:

The following table presents summary cash flow information.

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017

Net cash used in operating activities	$(62,026)	$(80,622)
Net cash used in investing activities	-	-
Net cash provided by financing activities	62,026	81,280
Net increase in cash	$-	$658

Operating Activities

We used net cash used in operating activities for the nine months ended September 30, 2018 of ($62,026) compared to ($80,622) for the 2017 period, in each case consisting principally of payments to outside consultants, developers and programmers and payments to web hosting and email hosting providers. The decrease in cash used in operating activities was the result of our limited cash resources to deploy to our operations.

Investing Activities

We did not utilize and cash in investing activities for the nine months ended September 30, 2018 or 2017.

Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $62,026 compared to $81,280 during the 2017 period. During the 2018 period, we sold and issued securities in private placement from which we received proceeds of approximately $6,000 and received loans equal to $55,925. We utilized all of the proceeds that we received from the sale of securities and from the borrowings for working capital.

Contractual Commitments as of September 30, 2018

As of September 30, 2018, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended September 30, 2017 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2018 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $665,444 at September 30, 2018. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2018. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2018 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the date on which the Company filed its last quarterly report on Form 10-Q and except as otherwise reported in its current reports on Form 8-K since such filing, the Company did not sell any securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601 of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPSOFT TECHNOLOGIES, INC.

Date: November 19, 2018	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

