Form 10-K
period 2018-12-31
Appsoft Technologies, Inc.
filed 2019-07-23
CIK 1651992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-52901

APPSOFT TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-3427919
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1225 Franklin Avenue, Suite 325, Garden City, NY	11530
(Address of registrant’s principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(516) 224-7717

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	ASFT	OTC Pink Marketplace

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2019 was approximately $3,587,257.

At July 19, 2019, there were 4,145,103 shares of common stock outstanding.

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

On December 4, 2018, the holders of a majority of the outstanding shares of our common stock approved an amendment to our articles of incorporation to reduce the price at which shares of our Series A Cumulative, Convertible Preferred Stock convert into shares of Common Stock from $0.005 per share to $0.0002 per share. See the disclosure under Part II, Item 13 “Certain Relationships and Related Transactions, and Director Independence” for a discussion of the amendment. The amendment was filed with the state of Nevada on April 10, 2019.

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

As of the date of this report, we have retained the services of eight professionals who render coding, design, management, and marketing services to assist with the development of new Apps. Presently, we have four Apps/games under development, including an eSports tournament platform, Packzombie, WTFiT and GoDex. We expect to launch one or more of these Apps this year. Set forth below is a brief description of the new and existing Apps under development.

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

eSports have become popular worldwide, not only with participants but also with fans who watch them online and in public spaces, including arenas. Statista, an online statistics gathering and dissemination portal, estimates that during 2017 over $1.1 billion was spent on eSports related events and merchandise. Statista predicts that the entire eSports market is expected to grow over the coming years, with worldwide revenues projected to reach nearly $1.5 billion in 2020. In 2015, there were 162 million frequent viewers and 161 million occasional viewers of eSports worldwide. “eMarketer,” an online digital data portal, reports that 2018, esports captured the attention of nearly 400 million viewers worldwide. Further, total esports revenues reached $869 million in 2018. Goldman Sachs forecasts esports revenues to more than triple by 2022, reaching $2.96 billion..

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

DMR Business Statistics estimates that as of March 2018, there had been over 800 million downloads of Pokémon GO, with 5 million daily and 147 million monthly active users.

We currently have substantially completed development of PackZombie, a strategy/ survival genre video game that is built as a multiplatform game. Consumers will be able to play it on both Apple and Android mobile devices- smartphones and tablets, as well as on Game Consoles like Xbox and Playstation, and on Laptop and Desktop computers. The game follows a post zombie apocalypse storyline where players level up and build up their home base and their characters, known as ’survivors’, so that they can fight off the Zombie onslaught. There game comprises two main segments: the home base/character screens and the 3D puzzle maze. In the home base, players build, grow, level up and strengthen their characters by collecting resources, or ’supplies’, and allocating them among the different characters and base options. To collect supplies, the characters must leave the base and select a supply run from an options tree which advances in difficulty as they complete levels, Supply run options include Grocery Store, Forest, Hospital, or Warehouse. Each of these options opens a 3D puzzle maze where the chosen character begins a supply run by avoiding or killing zombies, while collecting randomly deposited crates of supplies. The puzzle maze is completed, once they collect 3 keys and find the exit. This game is a free to play app monetized through IAP (in app purchases) such as, a $4.99 crate upgrade or a $2.99 speed upgrade.

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

In August 2013, our officer organized Primo Media, Inc., a Latin focused, multi-channel network that connects brands with millions of Hispanic Millennials through integrated digital and mobile advertising opportunities across the network. Our officer is no longer associated with this venture. We expect to use the knowledge and experience gained by our officer to market our games to the Latino population. As a long-term project, we may seek to publish Spanish language versions of our games and develop games and Apps that are geared specifically toward the Spanish speaking market segment.

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

Sales, Marketing and Distribution

We market, sell and distribute our games Apps exclusively through Apple’s App Store and our legal titles through the Google Play Store, the largest direct-to-consumer digital storefronts. We expect that a majority of our revenues will be derived from sales on the Apple App Store. From time to time we may also sell development services to other business for products they will take to market.

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

We rely on independent game designers, developers, programmers and other IT specialists to develop new titles and update and maintain existing ones and from time to time we may have several contractors rendering services to us. As of the date of this report, we have engaged eight third party developers to assist with App development efforts.

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

We could be an emerging growth company until the last day of the first fiscal year following the fifth anniversary of our first common equity offering, although circumstances could cause us to lose that status earlier if our annual revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt in any three-year period, if, at the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year, or if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock was admitted to quotation on the over-the-counter market in June 2017 and was suspended from quotation on the OTCQB in May 2019 for failure to file this annual report on Form 10-K. Our common stock currently is quoted on the OTC Pink Sheets Open Market. The market for our stock is highly illiquid and volatile.

On June 3, 2019, the closing bid price of our common stock was $1.50 per share.

Holders

As of July 9, 2019, we had 57 record holders and 4,145,103 shares of common stock outstanding.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

All sales of unregistered securities by the Company during fiscal 2018 have been previously reported in our reports on Forms 8-K and 10-Q filed with the SEC.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, publish and market Apps for smartphones and tablet devices. We currently derive our revenue from sales, or downloads, of our Apps and from advertisements published on our ad-supported game titles. Over the course of 2019, we expect to generate revenue from the sale of software titles that we are developing for own account, from titles that were developed by third-parties which we acquired and from titles that have been developed for our benefit. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development costs.

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

We are developing and acquiring new Apps to expand our existing product offerings. We rely on third party designers, developers and programs to develop new Apps. We also solicit ideas for new titles from unrelated parties. We evaluate prospects based on a variety of factors. If we conclude that a particular prospect is worth pursuing, we may fund the development of the App through launch and beyond. We expect to release several new Apps throughout 2019.

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

We require significant additional capital to fund the development of Apps in process that we have developed internally or acquired from third parties during the last year. We also require capital to fund marketing initiatives for our existing products and the launch and marketing of Apps in development. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

During the year ended December 31, 2018, we recognized an impairment of our phone apps and esports gaming platform and wrote off all of their carrying, or book, value from our financial statements resulting in a loss in the aggregate amount of $45,500. We wrote off these assets because, as of December 31, 2018, we determined that their carrying value exceeded their fair value (the amount at which the assets could sold in a negotiated transaction between two willing parties) and was not recoverable, meaning that we were uncertain that the future cash flow we might generate from these assets would be equal to the book value that we ascribed to these assets in our financial statements. Despite writing off these assets, upon the receipt of sufficient capital, of which there is no assurance, we intend to continue their development with the expectation that we will make them available for download by way of the consumer digital storefronts through which we sell offer our products.

Impairment of Assets

During the year ended December 31, 2018, we recognized an impairment of our phone apps and esports gaming platform and wrote off all of their carrying, or book, value from our financial statements resulting in a loss in the aggregate amount of $45,500. We wrote off these assets because, as of December 31, 2018, we determined that their carrying value exceeded their fair value (the amount at which the assets could be sold in a negotiated transaction between two willing parties) and was not recoverable, meaning that we were uncertain that the future cash flow we might generate from these assets would be equal to the book value that we ascribed to these assets in our financial statements. Despite writing off these assets, upon the receipt of sufficient capital, of which there is no assurance, we intend to continue their development with the expectation that we will make them available for purchase by way of the consumer digital storefronts through which we offer our products.

Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017 (audited)

The following table presents our results of operations for the year ended December 31, 2018 and 2017:

	For the years ended December 31,
	2018	2017
Revenue	$244	$951

Expenses
Selling, General and Administrative	20,684	69,106
Depreciation and Amortization Expense	22,416	22,416
Interest Expense	7,489	1,013
Outside Services	6,400	20,540
Outside Services - Stock issued for Services	-	123,500
Professional Fees	33,035	25,844
Total Expense	90,024	262,419
Loss from Operations	(89,780)	(261,468)

Revenues

We recorded revenue during the year ended December 31, 2018 of $244 comprising revenues generated from downloads of our Apps and in-App advertising revenues, compared to revenue of $951 for the year ended December 31, 2017.

Expenses

Selling, General and Administrative, or SGA, expenses consist of expenses relating to, among other things, web hosting and email hosting costs, rent for our virtual office, and other general and administrative expenses. During the year ended December 31, 2018, our SGA expenses were $20,684, as compared to SGA expenses of $69,106 for the year ended December 31, 2017. The decrease in SGA expenses is attributable to reduced corporate activity as a result of our lack of cash.

Amortization/Depreciation Expense for the year ended December 31, 2018, which is related to depreciation of certain computer equipment and amortization of our Apps, was $22,416, compared with $22,416 amortization and depreciation expense recorded for the year ended December 31, 2017.

Interest Expense is attributable to interest accrued on promissory notes was $7,489 for the year ended December 31, 2018, as compared to $1,013 for the year ended December 31, 2017.

Outside Services represents the amount we paid to third party developers and software designers in connection with the Company’s Apps. During the year ended December 31, 2018, we paid our third-party developers and software designers $6,400, as compared to payments to these parties of $144,040, of which $123,500 is attributable to the stock issued for services, for the year ended December 31, 2017.

Professional Fees consist of amounts paid to our third-party professionals for services rendered during the year. During the year ended December 31, 2018, we recorded expenses for professional fees of $33,035, as compared to $25,844 for the year ended December 31, 2017.

Net Loss

During the year ended December 31, 2018, we had a net loss of $135,280, which includes the write off of $45,500 on our phone apps, as described elsewhere in this Management’s Discussion, as compared to a net loss of $261,468 for the year ended December 31, 2017.

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

As of December 31, 2018, we had total assets of $1,056 (after giving effect to the write off of the carrying value of our phone apps and eSports platform described elsewhere herein) and total liabilities of $194,562, of which $160,314 is attributable to the principal and interest due under promissory notes we issued during the prior three years. Comparably, as of December 31, 2017, we had total assets of $68,955 and total liabilities of $147,024, of which $90,209 is attributable to the principal and interest due under promissory notes issued during the last three years. As of December 31, 2018, we had a working capital deficit of $33,209 and a working capital deficit of $147,102 as of December 31, 2017. The change in our working capital deficit is attributable to the write off of the carrying value of our assets and to restructuring of our debt during 2018, in which $158,922 of debt due in December 2018 was deferred to December 2021 and is classified as long-term debt. See the disclosure under Part II, Item 13 “Certain Relationships and Related Transactions, and Director Independence” for a discussion of the amendment. We filed the amendment with the state of Nevada on April 10, 2019.

Cash Flows:

The following table presents summary cash flow information for the periods indicated.

	For the years ended December 31,
	2018	2017
Net cash used in operating activities	68,102	91,412
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	68,119	91,412
Net increase(decrease) in cash and cash equivalents	17	-

Operating Activities

Cash used in operations was $68,102 and $91,412 for the years ended December 31, 2018 and 2017, respectively. In 2018 and 2017 cash was mainly used to fund payments to third-party developers and programmers, for SGA expenses and the cost of our outside professionals.

Investing Activities

We did not use any cash in investing activities during the years ended December 31, 2018 and 2018.

Financing Activities

Cash flow from financing activities was $68,119 and $91,412 for the years ended December 31, 2018 and 2017, respectively. For 2018, these amounts were mainly attributable to loans from related party, stock sales and capital contributions from our officer. For 2017, this amount was mainly driven by stock sales and stocks issued for services.

Off-Balance Sheet and Other Arrangements

As of the date of this report, the Company does not have any off-balance sheet or similar arrangements.

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

There are no recent accounting pronouncements published after December 31, 2018 that have a material effect on the financial statements presented herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AppSoft Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AppSoft Technologies, Inc. (“the Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2016.

Spokane, Washington

July 23, 2019

AppSoft Technologies, Inc.

Balance Sheets

	As of	As of
	December 31, 2018	December 31, 2017
CURRENT ASSETS
Cash	$17	$-
TOTAL CURRENT ASSETS	17	-
FIXED ASSETS
Computer Equipment, net	1,039	1,455
TOTAL FIXED ASSETS	1,039	1,455
OTHER ASSETS
Gaming Platform, net	-	45,000
Phone Apps, net	-	22,500
TOTAL OTHER ASSETS	-	67,500
TOTAL ASSETS	$1,056	$68,955

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	36,733	44,959
Convertible Note Payable	-	10,000
Notes Payable	-	90,209
Accrued Interest	265	1,856
TOTAL CURRENT LIABILITIES	36,998	147,024

Note Payable	160,314	-
TOTAL LIABILITIES	197,312	147,024

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,937,400 and 1,945,900 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively)	$194	$195
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,145,103 and 4,032,500 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively)	414	403
Additional Paid in Capital	491,492	474,409
Additional Paid in Capital - Stock Warrants	42,400	42,400
Accumulated Deficit	(730,756)	(595,476)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(196,256)	(78,069)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$1,056	$68,955

The accompanying notes are integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the twelve months ended December 31,
	2018	2017

Sales	$244	$951
Total Revenue	$244	$951

EXPENSES:
Selling, General and Administrative	20,684	69,106
Amortization/Depreciation Expense	22,416	22,416
Interest Expense	7,489	1,013
Outside Services	6,400	20,540
Outside Services - Stock issued for Services	-	123,500
Professional Fees	33,035	25,844
Total Expense	90,024	262,419

Loss from operations	$(89,780)	$(261,468)
Loss on Write-off of Phone Apps	$(45,500)	-
Provision for Income Taxes	$-	$-

NET LOSS	(135,280)	(261,468)
Weighted average common shares outstanding, basic and fully diluted	4,060,381	3,509,018

Basic and fully diluted net loss per common share:	$(.03)	$(0.07)

The accompanying notes are integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the year ended
December 31, 2018

					Additional	Additional
	Common Stock		Preferred Stock		Paid-in	Paid-in Capital	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Stock Warrants	Deficit	Equity
Balances, December 31, 2016	3,183,500	$318	2,000,000	$200	$319,140	$42,400	$(334,008)	$28,050
Issuance of Common Shares	61,000	6	-	-	30,494	-	-	30,500
Issuance of Common Shares for Services	247,000	25	-	-	123,475	-	-	123,500
Net loss	-	-	-	-	-	-	(261,468)	(261,468)
Conversion of PS to CS	541,000	54	(54,100)	(5)	(50)
Capital Contribution					1,350
Balances, December 31, 2017	4,032,500	$403	1,945,900	$195	$474,409	$42,400	$(595,476)	$(78,069)
Issuance of Common Shares	5,714	1	-	-	5,999	-	-	6,000
Issuance of Common Shares for Services	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(135,280)	(135,280)
Conversion of Prefered shares to Common shares	85,000	8	(8,500)	(1)	(7)	-	-	-
Caital Contribution	-	-	-	-	101	-	-	101
Loan Converted to Common Shares	21,889	2			10,990			10,992
Balances, December 31, 2018	4,145,103	$414	1,937,400	$194	$491,492	$42,400	$(730,756)	$(196,256)

The accompanying notes are integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For the twelve months ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(135,280)	$(261,468)

Amortization and Depreciation	22,416	22,415
Loss from Write-off of Phone Apps	45,500	-
Shares issued for Services	-	123,500
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	(140)	23,126
Increase (decrease) in Accrued Interest Expense	(598)	1,015
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(68,102)	(91,412)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	62,018	59,580
Note Payable - repayment	-	(800)
Bank Overdraft	-	782
Proceeds from sale of Common Stock	6,000	30,500
Capital Contributions	101	1,350
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	68,119	91,412

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	17	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	$17	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

NONCASH ACTIVITIES
Reduction in Note Payable and accrued interest converted to Commons Shares	$(10,992)
Shares issued for Consulting Services	$-	$123,500

The accompanying notes are integral part of these financial statements.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $730,756 and cash used in operations of $68,102 at December 31, 2018.

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

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There was a total of 1,945,600 and 1,937,400 upon conversion of preferred stock as of December 31, 2018 and 2017, respectively.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2018, and 2017 the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended December 31, 2018 and 2017.

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

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2018 and 2017.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2018, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended December 31, 2018 and 2017.

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

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2018 and 2017.

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

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018

NOTE E-CAPITAL STOCK—CONT’D

During the 3rd quarter ended December 31, 2017, Ventureo, LLC converted 54,100 Preferred Shares of stock into 541,000 common shares.

In April 2018, the Company sold 5,714 at $1.05 per share for a total value of $5,999.

In July 2018, the Convertible Promissory Note in the amount of $10,000 plus $$992 of Accrued Interest was converted into shares 21,889 shares of Common Stock.

In July 2018, 8,500 shares of Preferred Stock were converted into 85,000 shares of Common Stock.

Total issued and outstanding shares of common stock as of December 31, 2018 were 4,145,103 and as of December 31, 2017 were 4,032,500.

Total issued and outstanding shares of preferred stock as of December 31, 2018 were 1,937,400 and as of December 31, 2017 were 1,945,900.

The Company is authorized to issue 10,000,000 Series A Cumulative, Convertible Preferred Shares (Preferred Stock) at $.0001 par value per share.  During the period from inception (March 24, 2015) through December 31, 2016, the Company issued 2,000,000 shares of preferred stock at $.05 per share to Ventureo, LLC in exchange for $50,000 in cash and Phone Apps with a fair market value of $50,000 for a total of $100,000. The shares of “Preferred Stock” are convertible, at the option of the holder, into shares of common stock at a conversion price of $0.005 per share. The holder of the “Preferred Stock” may not convert any portion of the “Preferred

Stock” if, after giving effect to such conversion, the holder would beneficially own in excess of 4.99%, except that the holder may, by written notice to the Company, increase or decrease this percentage up to a maximum of 9.99%, provided that any such increase will not be effective until the 61st day after such notice is delivered to the Company. Upon a liquidation event, the Company shall first pay to the holders of the “Preferred Stock” an amount per share equal to the Original Issue Price (i.e., $0.05 per share of Series A Preferred Stock), plus all accrued and unpaid dividends on each share of Series A Preferred Stock (the “Series A Preference Amount”). After full payment of the liquidation preference amount to the holders of the “Preferred Stock”, the Company will then distribute the remaining assets to holders of common stock, other junior preferred shares (if any) and the “Preferred Stock” on an as-if-converted-basis. The Series A Preferred Stock ranks senior to the Company’s common stock and senior to any other shares of preferred stock the Company may issue in the future.

The Company agreed to reduce the price at which each share of Series A Preferred Stock, of which Ventureo is the sole holder, converts into Common Stock from $0.005 per share to $0.0002 per share. The Company filed an amendment to its Articles of Incorporation reflecting the change of the conversion price. The Company’s Board approved the Agreement by unanimous written consent to action on November 30, 2018 and the Majority Holders approved the Agreement by the Stockholder Consent on December 4, 2018.

Capital Contributions

Brian Kupchik, President and CEO made a capital contribution of $1,350 in cash in October and November 2017 and $100 in cash in January 2018.

NOTE F – RELATED PARTY TRANSACTIONS

The Company has paid $0 and $19,540 in management fees for the twelve-month period December 31, 2018 and 2017, respectively (included in the Outside Services Expense line item on the Statement of Operations) to Brian Kupchik, President and CEO.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018

NOTE G – OTHER ASSET/PHONE APPS AND GAMING PLATFORM AMORTIZATION—WRITE-OFF DUE TO IMPAIRMENT

Phone Apps

As a part of the Preferred Stock transaction (refer to Note E above), the Company acquired Phone Apps valued at $50,000. These Phone Apps have not been generating sufficient sales revenue (cash inflow) and it is evident that the book value of the asset cannot be recovered, so Company’s Management has decided to write-off the asset as of December 31, 2018. The write-off of the Phone Apps has resulted in a loss in the amount of $12,500 which has been reported on the Company’s Financial Statements. (Refer to Note K below for details of the asset acquired)

eSports Tournament Platform Assets

In June 2016, AppSoft Technologies, Inc. (the “Company”) acquired certain assets comprising an eSports tournament platform for competitive gamers from Guuf LLC (“Guuf”). The Company acquired the assets for a total purchase price of $60,000 (refer to Note K below). These Guuf Apps have not been generating sufficient sales revenue (cash inflow) and it is evident that the book value of the asset cannot be recovered at this time, so Company’s Management has decided to write-off the asset as of December 31, 2018. The write-off of the Guuf Apps has resulted in a loss in the amount of $33,000 which has been reported on the Company’s Financial Statements. (Refer to Note K below for details of the asset acquired)

NOTE H – INCOME TAX

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of December 31, 2018 is approximately $730,000 and as of December 31, 2017 is $595,000 approximately. The total deferred tax asset is approximately $153,000 and $125,000 for the periods December 31, 2018 and December 31, 2017, respectively.

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

The Company is not obligated to pay State Income Taxes because it is a Nevada corporation. The Company does not currently have any tax returns open for examination or for the previous three year open for examination.

NOTE I—NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT

On November 30, 2018, the Company entered into an Exchange Agreement with its Creditors under which each Creditor agreed to cancel the Original Notes issued and accept a new promissory note from the Company evidencing the amount of principal and accrued interest thereon through such date owed to the Creditor that mature on December 31, 2021 in exchange for the Original Notes. In consideration for the exchange of the Original Notes for the New Notes, the Company agreed to reduce the price at which each share of Series A Preferred Stock, of which Ventureo is the sole holder, converts into Common Stock from $0.005 per share to $0.0002 per share. The Company filed an amendment to its Articles of Incorporation reflecting the change of the conversion price. The Company’s Board approved the Agreement by unanimous written consent to action on November 30, 2018 and the Majority Holders approved the Agreement by the Stockholder Consent on December 4, 2018.

The total amount of the new Note Payable is $158,922 and bears interest at 2% per year. Interest expense for the year ended December 31, 2018 is $264.

In December of 2018, the Company incurred a Note Payable to unrelated party in the amount of $1,391.

Total Notes Payable outstanding as of December 31, 2018 was $160,314.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018

NOTE I—NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT—CONT’D

The Company filed an amendment to its Articles of Incorporation reflecting the change the conversion price of the Series A Preferred Stock.

In December of 2018, the Company incurred a Note Payable to unrelated party in the amount of $1,391.

Total Notes Payable outstanding as of December 31, 2018 was $160,314.

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

These Guuf Apps have not been generating sufficient sales revenue (cash inflow) and it is evident that the book value of the asset cannot be recovered at this time, so Company’s Management has decided to write-off the asset as of December 31, 2018. The write-off of the Guuf Apps has resulted in a loss in the amount of $33,000 which has been reported on the Company’s Financial Statements.

Acquisition of Mobile Phone App Assets

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

These Phone Apps have not been generating sufficient sales revenue (cash inflow) and it is evident that the book value of the asset cannot be recovered, so Company’s Management has decided to write-off the asset as of December 31, 2018. The write-off of the Phone Apps has resulted in a loss in the amount of $12,500 which has been reported on the Company’s Financial Statements.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018

NOTE L—FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079. The computer equipment will be depreciated over its estimated useful life of 5 years. Annual depreciation is $416. Depreciation expense was $416 and $416 for the years ended December 31, 2018 and 2017, respectively.

The total accumulated depreciation is $1,039 and $623 as of December 31, 2018 and 2017, respectively.

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

Consulting Agreement Amendments (Cont’d)

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

NOTE N—SUBSEQUENT EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

The Company borrowed an aggregate of $14,640 which borrowings are evidenced by promissory notes. The promissory note bears interest at the rate of 8% per annum and is payable on December 31, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2018.

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

Under the supervision of our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018. We have identified the following material weakness as of December 31, 2018:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the years ended December 31, 2018 and 2017, the Company borrowed an aggregate of $70,105 and $49,580, respectively, from Bryan Glass, the sole member of Ventureo, LLC, the owner of all of the outstanding shares of Series A Preferred Stock.

As of November 30, 2018, we had outstanding debt in the aggregate amount of $158,922.15, including interest accrued, of which we owed $86,043.66 to Empire State Financial, Inc, (“ESFI”) and $72,878.49 to Bryan Glass (together, the “Creditors” and the debt owed to such Creditors, the “Debt”). The Debt is evidenced by a series of promissory notes that bear interest at the rate of 2% per year that were due to mature on December 1, 2018 (collectively, the “Original Notes”). ESFI, Mr. Glass and Ventureo are affiliates, as such term is defined under federal securities laws.

On November 30, 2018, we entered into the Agreement with the Creditors under which each Creditor agreed to cancel the Original Notes issued to it and accept a new promissory note from us evidencing the amount of principal and accrued interest thereon through such date owed to the Creditor that mature on December 31, 2021 (“New Notes”) in exchange for the Original Notes. In consideration for the exchange of the Original Notes for the New Notes, we agreed to reduce the price at which each share of Series A Preferred Stock, of which Ventureo is the sole holder, converts into common stock from $0.005 per share (the “Original Conversion Price”) to $0.0002 per share (the “Amended Conversion Price”) and to file an amendment to our articles of incorporation reflecting the change of the conversion price. Our board of directors approved the Agreement by unanimous written consent on November 30, 2018 and the holders of a majority of the outstanding shares of our common stock approved the Agreement by written consent on December 4, 2018. We filed an information statement of Schedule 14C with the Securities and Exchange Commission describing the Agreement and the related transaction, including the amendment to the articles of incorporation and the effects of decreasing the conversion price, which we delivered to holders of all of our outstanding shares of common stock in January 2019. We filed the amendment with the state of Nevada on April 10, 2019.

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

Brian Kupchik currently is our only officer and director. Set forth below is certain information regarding Mr. Kupchik.

Name	Age	Position

Brian Kupchik	44	President, Chief Executive Officer and Director

Background Information about our Officers and Directors

Brian Kupchik has been our President, Secretary and a member of our board of directors since the Company’s inception. In January 2015, he co-founded Primo Media Inc. with Mr. Ingram, our former Treasurer and a director, a business development concern based in Yorktown Heights, New York, for which he served as the chief operating officer. Primo is a Latin-focused multi-channel network that connects brands with millions of Hispanic Millennials through integrated digital and mobile advertising opportunities across its network. Since January 2012, Mr. Kupchik has been a partner in 47 Media, an outsourced business development and consulting firm, where he is responsible for acquiring new business, negotiating contracts, establishing project plans and consulting regarding strategy, business development, management and other outsourced digital media services. From October 2011 to May 2012, he was a portfolio manager at Black Ocean, digital platform that has created a new generation business model that combines entrepreneurship, incubation, venture capital and investment banking practices. From October 2009 to August 2011, Mr. Kupchik was vice president of business development at MediaBrix/Smartclip, a social media focus company offering a foundation of social products including, Pulse for Facebook, Guaranteed Video View, Social Apps / Games, and Mobile, where he participated in sales, strategy, product development with a heavy focus on mobile. Mr. Kupchik is a member of OMMA, a digital media marketing organization, and the Interactive Advertising Bureau. Mr. Kupchik is involved with several children’s charitable organizations. Mr. Kupchik has been selected as a director of our Company because of his experience and background in business development in Internet based businesses.

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

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the quarter ended December 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes compensation recorded by us for the years ended December 31, 2018 and 2017 for our principal executive officer who also serves as our principal financial officer.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Brian Kupchik, President and	2018	0	0	0	0	0	0	0		0
Chief Executive Officer	2017	0	0	0	0	0	0	19,540	(1)	19,540

(1)	Consists of management fees paid by the Company in lieu of salary.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of December 31, 2018.

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

No compensation was paid to our director for his service as a director during the year ended December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our capital stock as of July 19, 2019, by (i) each person known by us to be the beneficial owner of more than 5% of each class of our outstanding capital stock, (ii) each director and each of our executive officers and (iii) all executive officers and directors as a group. As of July 19, 2019, there were 4,145,103 shares of our common stock outstanding and 1,937,400 shares of Series A Preferred Stock outstanding.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Directors and Officers

Brian Kupchik, President, Chief Financial Officer and Director	2,000,000	49.59%

All officers and directors as a group (1 person)	2,000,000	49.59%

Series A Preferred Stock [1]:

Ventureo, LLC 20 West Park Avenue Suite 207 Long Beach NY 11561	1,937,400	100%

1. The shares of Series A Preferred Stock are convertible, at the option of the holder, into shares of common stock at a conversion price of $0.0002 per share. The holder of Series A Preferred Stock may not convert any portion of the Series A Preferred Stock if, after giving effect to such conversion, the holder would beneficially own in excess of 4.99%, except that the holder may, by written notice to the Company, increase or decrease this percentage up to a maximum of 9.99%, provided that any such increase will not be effective until the 61st day after such notice is delivered to us. See “DESCRIPTION OF SECURITIES.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the year ended December 31, 2018, the Company paid no management fees to Brian Kupchik, President and CEO.  During the year ended December 31, 2017, the Company paid management fees to Brian Kupchik equal to $19,540.

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

	2018	2017

Audit Fees	$6,000	$6,000

Audit-Related Fees	9,000	9,000

Tax Fees

All Other Fees

Total	$15,000	$15,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the report of Fruci & Associates are included in Part II, Item 8:

(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the Notes to Financial Statements.

(3)	Exhibits.

Exhibit	Description

3.1	Articles of Incorporation of AppSoft Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on September 4, 2016)

3.1.1	Amendment to Articles of Incorporation of AppSoft Technologies, Inc. (incorporated by reference to Exhibit 3.1.1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on September 4, 2016)

3.1.2*	Amendment to Articles of Incorporation of AppSoft Technologies, Inc. filed with the state of Nevada on April 10, 2019.

3.2	Bylaws of AppSoft Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on September 4, 2016)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to amendment no. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on October 30, 2016)

4.2	Specimen Series A Cumulative Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to amendment no. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on October 30, 2016)

4.3	Common Stock Purchase Warrant entitling the holder to purchase one share of common stock at a price of $0.25 per share at any time through a date that is three years after the issue date (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-206764) filed on November 21, 2016)

4.4	Common Stock Purchase Warrant entitling the holder to purchase one share of common stock at a price of $0.25 per share at any time through a date that is three years after the issue date (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-206764) filed on November 21, 2016)

10.1	Agreement dated April 8, 2015 by and between Ventureo, LLC and AppSoft Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on September 4, 2016)

10.2	Consulting Agreement dated June 6, 2015, by and between AppSoft Technologies, Inc. and Peter Nein. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on September 4, 2016)

10.3	Agreement dated September 2, 2015 between AppSoft Technologies, Inc. and ECOITNY (incorporated by reference to Exhibit 10.3 to amendment no. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on October 30, 2016)

10.4	Consulting Agreement dated September 1, 2015, by and between AppSoft Technologies, Inc. and Utehin Eugen (incorporated by reference to Exhibit 10.4 to amendment no. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on October 30, 2016)

10.5	Consulting Agreement dated September 1, 2015, by and between AppSoft Technologies, Inc. and Vitaliy Lozoviy (incorporated by reference to Exhibit 10.5 to amendment no. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on October 30, 2016)

10.6	Consulting Agreement dated September 1, 2015, by and between AppSoft Technologies, Inc. and Svetlana Konopelko (incorporated by reference to Exhibit 10.6 to amendment no. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on October 30, 2016)

10.7	Consulting Agreement dated September 1, 2015, by and between AppSoft Technologies, Inc. and Nikita Konopelko (incorporated by reference to Exhibit 10.7 to amendment no. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on October 30, 2016)

10.8	Apple Developer Program License Agreement between AppSoft Technologies, Inc. and Apple Inc. (incorporated by reference to Exhibit 10.8 to amendment no. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on October 30, 2016)

10.9	Schedule 2 to Apple Developer Program License Agreement between AppSoft Technologies, Inc. and Apple Inc. (incorporated by reference to Exhibit 10.9 to amendment no. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on October 30, 2016)

10.10	Google Play Developer Distribution Agreement between AppSoft Technologies, Inc. and Google Inc. (incorporated by reference to Exhibit 10.11 to amendment no. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on October 30, 2016)

10.11	Promissory note dated September 11, 2015 in the principal amount of $2,000.00 made by AppSoft Technologies, Inc. in favor of Jade Physical Therapy PC. (incorporated by reference to Exhibit 10.11 to amendment no. 2 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on December 9, 2016)

10.12	Asset Transfer Agreement dated June 10, 2016, between AppSoft Technologies, Inc. and Guuf LLC relating to the acquisition of certain assets comprising an eSports tournament platform for competitive gamers (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, as amended (File No. 333-206764), filed on June 16, 2016)

10.13	Assignment and Transfer Agreement dated June 10, 2016 between AppSoft Technologies, Inc. and Marc Seal relating to the assignment of certain intellectual property known as “CryptoGene.” (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, as amended (File No. 333-206764), filed on June 16, 2016)

10.14	Master Services Agreement and Statement of Work dated June 10, 2016 between AppSoft Technologies, Inc. and David Sotir (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, as amended (File No. 333-206764), filed on June 16, 2016)

10.15	Master Services Agreement and Statement of Work dated June 10, 2016 between AppSoft Technologies, Inc. and Gnomish Games (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K, as amended (File No. 333-206764), filed on June 16, 2016)

10.16	Master Services Agreement and Statement of Work dated June 10, 2016 between AppSoft Technologies, Inc. and Clayton Tapp (incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, as amended (File No. 333-206764), filed on June 16, 2016)

10.17	Master Services Agreement and Statement of Work dated June 10, 2016 between AppSoft Technologies, Inc. and Shawn Burdon (incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K, as amended (File No. 333-206764), filed on June 16, 2016)

10.18	Consulting Agreement dated June 10, 2016 between AppSoft Technologies, Inc. and Marc Seal (incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, as amended (File No. 333-206764), filed on June 16, 2016)

10.19	Consulting Agreement dated June 10, 2016 between AppSoft Technologies, Inc. and Nathan Cavanaugh (incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K, as amended (File No. 333-206764), filed on June 16, 2016)

10.20	Consulting Agreement dated June 10, 2016 between AppSoft Technologies, Inc. and Seven Plus Two LLC (incorporated by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K, as amended (File No. 333-206764), filed on June 16, 2016)

10.21	Consulting Agreement dated June 10, 2016 between AppSoft Technologies, Inc. and Gleb Kartsev (incorporated by reference to Exhibit 99.10 to the Registrant’s Current Report on Form 8-K, as amended (File No. 333-206764), filed on June 16, 2016)

10.22	Consulting Agreement dated June 10, 2016 between AppSoft Technologies, Inc. and Joseph Cheng (incorporated by reference to Exhibit 99.11 to the Registrant’s Current Report on Form 8-K, as amended (File No. 333-206764), filed on June 16, 2016)

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. This certification is not deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPSOFT TECHNOLOGIES, INC.

July 23, 2019	By:	/s/ Brian Kupchik
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Kupchik	President, Chief Executive Officer, principal executive officer	July 23, 2019
and principal financial and accounting officer

