Form 10-Q
period 2019-03-31
Appsoft Technologies, Inc.
filed 2019-10-11
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

common stock, par value $0.001 per share	ASFT	OTCQB

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

At October 11, 2019, there were 4,145,103 shares of common stock outstanding.

1

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

	As of	As of
	March 31, 2019 (Unaudited)	December 31, 2018 (Audited)
CURRENT ASSETS
Cash	$6	$17
TOTAL CURRENT ASSETS	6	17
FIXED ASSETS
Computer Equipment, net	935	1,039
TOTAL FIXED ASSETS	935	1,039

TOTAL ASSETS	$941	$1,056

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	37,933	36,733
Accrued Interest	1,115	265
TOTAL CURRENT LIABILITIES	39,048	36,998

Note Payable	174,954	160,314
TOTAL LIABILITIES	214,002	197,312

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,937,400 and 1,937,400 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	$194	$194
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,145,103 and 4,145,103 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	414	414
Additional Paid in Capital	491,492	491,492
Additional Paid in Capital - Stock Warrants	42,400	42,400
Accumulated Deficit	(747,561)	(728,006)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(213,061)	(193,506)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$941	$3,806

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the three months ended March 31,
	2019 (Unaudited)	2018 (Unaudited)

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	6,511	606
Amortization/Depreciation Expense	104	5,605
Interest Expense	850	532
Outside Services	2,000	-
Professional Fees	7,340	6,540
Total Expense	16,805	13,283
Loss from operations	$(16,805)	$(13,283)

Loss on Write-off of Phones Apps	$-	$-
Provision for Income Taxes	$-	$-
NET LOSS	(16,805)	(13,283)
Weighted average common shares outstanding, basic and fully diluted	4,145,103	3,183,500

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For the three months ended March 31,
	2019 (Unaudited)	2018 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,805)	$(13,283)

Amortization and Depreciation	104	5,604
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	1,200	(1,033)
Increase (decrease) in Accrued Interest Expense	850	532
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(14,651)	(8,180)

CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	14,640	8,923
Bank Overdraft	-	(843)
Capital Contributions	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14,640	8,180

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(11)	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	17	-

END OF THE PERIOD	$6	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

For the three months ended

March 31, 2018 (Unaudited)

					Additional	Additional
	Common Stock		Preferred Stock		Paid-in	Paid-in Capital	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Stock Warrants	Deficit	Equity
Balances, January 1, 2018	4,032,500	$403	1,945,900	$195	$474,409	$42,400	$(595,476)	$(78,069)

Net loss	-	-	-	-	-	-	(13,283)	(13,283)

Capital Contribution	-	-	-	-	100	-	-	100

Balances, March 31, 2018	4,032,500	$403	1,945,900	$195	$474,509	$42,400	$(608,759)	$(91,252)

For the three months ended

March 31, 2019 (Unaudited)

					Additional	Additional
	Common Stock		Preferred Stock		Paid-in	Paid-in Capital	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Stock Warrants	Deficit	Equity
Balances, January 1, 2019	4,154,103	$414	1,945,900	$194	$491,492	$42,400	$(728,006)	$(193,506)

Net loss	-	-	-	-	-	-	(22,105)	(22,105)

Balances, March 31, 2019	4,154,103	$414	1,945,900	$194	$491,492	$42,400	$(750,111)	$(213,061)

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $747,561 and cash used in operations of $14,651 at March 31, 2019.

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

Interim filings should be read in conjunction with the Company’s annual report as of December 31, 2018.

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

AS OF MARCH 31, 2019

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There was a total of 484,350,000 shares upon conversion of preferred stock as March 31, 2019.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2019, and 2018 the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended March 31, 2019 and 2018.

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

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2019 and 2018.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2018, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2019 and 2018.

Recently Issued Accounting Pronouncements

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

In January 2019, the FASB issued ASU 2016-02, Leases (Topic 842) – ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize, in the statement of financial position, a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e. January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all non-public business entities upon issuance. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2019 and 2018.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $.0001 par value per share.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

NOTE E-CAPITAL STOCK (CONT’D)

In April 2018, the Company sold 5,714 at $1.05 per share for a total value of $5,999.

In July 2018, the Convertible Promissory Note in the amount of $10,000 plus $$992 of Accrued Interest was converted into shares 21,889 shares of Common Stock.

In July 2018, 8,500 shares of Preferred Stock were converted into 85,000 shares of Common Stock.

Total issued and outstanding shares of common stock is 4,145,103 and 4,032,500 as of March 31, 2019 and 2018, respectively.

Total issued and outstanding shares of preferred stock is 1,937,400 and 1,945,300 as of March 31, 2019 and 2018, respectively.

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

The Company agreed to reduce the price at which each share of Series A Preferred Stock, of which Ventureo is the sole holder, converts into Common Stock from $0.005 per share to $0.0002 per share. In April 2019, the Company filed an amendment to its Articles of Incorporation reflecting the change of the conversion price. The Company’s Board approved the Agreement by unanimous written consent to action on November 30, 2018 and the Majority Holders approved the Agreement by the Stockholder Consent on December 4, 2018.

Capital Contributions

Brian Kupchik, President and CEO made a capital contribution of $100 in cash in January 2018.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

NOTE F – RELATED PARTY TRANSACTIONS

The Company has paid $0 and $0 in management fees for the three-month period March 31, 2019 and 2018, respectively (included in the Outside Services Expense line item on the Statement of Operations) to Brian Kupchik, President and CEO.

NOTE G – OTHER ASSET/PHONE APPS AND GAMING PLATFORM

Phone Apps

As a part of the Preferred Stock transaction (refer to Note E above), the Company acquired Phone Apps valued at $50,000. These Phone Apps have not been generating sufficient sales revenue (cash inflow) and it is evident that the book value of the asset cannot be recovered, so Company’s Management has decided to write-off the asset as of December 31, 2018. The write-off of the Phone Apps has resulted in a loss in the amount of $12,500 which has been reported on the Company’s December 31, 2018 Financial Statements. (Refer to Note J below for details of the asset acquired)

eSports Tournament Platform Assets

In June 2016, AppSoft Technologies, Inc. (the “Company”) acquired certain assets comprising an eSports tournament platform for competitive gamers from Guuf LLC (“Guuf”). The Company acquired the assets for a total purchase price of $60,000 (refer to Note K below). These Guuf Apps have not been generating sufficient sales revenue (cash inflow) and it is evident that the book value of the asset cannot be recovered at this time, so Company’s Management has decided to write-off the asset as of December 31, 2018. The write-off of the Guuf Apps has resulted in a loss in the amount of $33,000 which has been reported on the Company’s December 31, 2018 Financial Statements. (See note J below for details on asset)

NOTE H – INCOME TAX

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of March 31, 2019 is approximately $748,000 and as of March 31, 2018 is $608,700 approximately. The total deferred tax asset is approximately $157,000 and $127,827 for the periods March 31, 2019 and 2018, respectively.

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

The Company is not obligated to pay State Income Taxes because it is a Nevada corporation. The Company does not have any tax returns currently or for the previous three years open for examination.

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

The total amount of the Notes Payable is $174,954 and bears interest at 2% per year. Interest expense for the period ended March 31, 2019 is $1,115.

During the 1st Quarter 2019, the Company incurred an additional $14,640 in Notes Payable (included in the total above).

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

NOTE J—ASSET ACQUISITIONS

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

These Guuf Apps have not been generating sufficient sales revenue (cash inflow) and it is evident that the book value of the asset cannot be recovered at this time, so Company’s management has decided to write-off the asset as of December 31, 2018. The write-off of the Guuf Apps has resulted in a loss in the amount of $33,000 which has been reported on the December 31, 2018 Company’s financial statements.

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

These Phone Apps have not been generating sufficient sales revenue (cash inflow) and it is evident that the book value of the asset cannot be recovered, so Company’s Management has decided to write-off the asset as of December 31, 2018. The write-off of the Phone Apps has resulted in a loss in the amount of $12,500 which has been reported on the Company’s December 31, 2018 financial statements.

NOTE K—FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079. The computer equipment will be depreciated over its estimated useful life of 5 years. Annual depreciation is $416. Depreciation expense was $104 and $104 for the three months ended March 31, 2019 and 2018, respectively. Accumulated Depreciation is $1,144 as of March 31, 2019.

NOTE L—MATERIAL EVENTS / SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2019, through the date of filing this Form 10-Q, and (Continue with text on next page)

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

The Company borrowed an aggregate of $1,762.50 which borrowings are evidenced by promissory notes. The promissory note bears interest at the rate of 2% per annum and is payable on December 31, 2021.

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

We rely on third party designers, developers and programs to develop new Apps. We also solicit ideas for new titles from unrelated parties. We evaluate prospects based on a variety of factors. If we conclude that a particular prospect has economic value, we may fund the development of the App through launch and beyond, if we have the resources to do so.

We currently derive our revenue primarily from sales, or downloads, of our Apps and from advertisements published on our ad supported game titles. Over the course of 2019, we may generate revenue from the sale of software titles that we develop for own account, that are developed by third-parties which we acquired, or that have been developed for our benefit. Operating margins are dependent in part upon our ability to release new, commercially successful products and to manage effectively their development costs.

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

eSports have become popular worldwide, not only with participants but also with fans who watch them online and in public spaces, including arenas. According to Newzoo, an online statistics gathering and dissemination portal, during 2017, eSports revenue, which comprises media rights, merchandise, tickets, advertising, sponsorship and game publisher fees, was $655 million, which Newzoo estimates could grow to and over $1.1 billion in 2019, comprising more than 453 million viewers.

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

Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018 (unaudited)

The following table presents our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Revenue	$-	$-

Expenses
Selling, General and Administrative	6,511	607
Depreciation/ Amortization Expense	104	5,604
Interest Expense	850	532
Outside Services	2,000	-
Professional Fees	7,340	6,540
Total Expenses	16,805	13,283
Net Loss	$(16,805)	$(13,283)

Revenues

During the quarters ended March 31, 2019 and 2018, we did not record any revenues from operations. We continue to seek funding to support advertising and the development and release of new Apps.

Expenses

Selling, General and Administrative, or SGA, expenses consist of expenses relating to, among other things, web hosting and email hosting costs, rent for our virtual office, and other general and administrative expenses. During the quarter ended March 31, 2019, our SGA expenses were $6,511, as compared to SGA expenses of $607 during the 2018 period.

Depreciation/Amortization Expenses for the three months ended March 31, 2019 were $104, relating certain computer equipment purchased in July 2016, compared with depreciation/amortization expenses of $5,604 recorded during the 2018 period. Amortization expense comprises the quarterly portion of the amortization of our Apps, which we amortize over a five-year period. As noted above, for the year ended December 31, 2018, we recognized an impairment of our phone apps and esports gaming platform and wrote off all of their carrying, or book, value from our financial statements resulting in a loss in the aggregate amount of $45,500. Accordingly, we did not record any amortization of our Apps for the period ended March 31, 2019.

Interest Expense is attributable to interest accrued on promissory notes in the aggregate principal amount of $174,954. During the three months ended March 31, 2019, interest expenses were $850, as compared to $532 for the 2018 period.

Outside Services represents the amount we paid to third party developers and software designers in connection with the Company’s Apps. During the quarter ended March 31, 2019, we paid $2,000 for services rendered by third-party developers. During the comparable 2018 period, we did not make any payments to our third-party developers and software designers.

Professional Fees consist of amounts paid to our third-party professionals for services rendered during the quarter. During the quarter ended March 31, 2019, we recorded expenses for professional fees of $7,340 as compared to $6,540 during the 2018 period.

Net Loss

During the quarter ended March 31, 2019, we had a net loss of $16,805, as compared to a net loss of $13,283 for the comparable 2018 period.

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

As of March 31, 2019, we had a working capital deficit of $39,042 compared to a working capital deficit of $36,981 at December 31, 2018.

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

Cash Flows:

The following table presents summary cash flow information.

	For the three months ended March 31,
	2018	2017
Net cash used in operating activities	$(14,651)	$(8,180)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	14,640	$8,180
Net decrease in cash	$(11)	$-

Operating Activities

We used net cash used in operating activities for the three months ended March 31, 2019 of ($14.651) compared to ($8,180) for the 2018 period, in each case consisting principally of payments to outside consultants, developers and programmers and payments to web hosting and email hosting providers.

Investing Activities

We did not engage in any investing activities during the quarters ended March 31, 2019 or 2018.

Financing Activities

During the three months ended March 31, 2019, net cash provided by financing activities was $14,640, comprised of loan, compared to $8,180, comprised of loan proceeds during the 2018 period.

Contractual Commitments as of March 31, 2019

As of March 31, 2019, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended March 31, 2019 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2018 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has deficit accumulated of $747,561 and cash used in operations of $14,651 at March 31, 2019. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

The Company believes that its significant accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. Our significant accounting policies are described in Note 1 to our audited financial statements included in our annual report on Form 10-K for the period ended December 31, 2018. We do not believe that there has been any significant change in the Company’s critical accounting policies since December 31, 2018.

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

There are no recent accounting pronouncements published after December 31, 2018 that had a material effect on the financial statements presented herein.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2019. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2019 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601 of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPSOFT TECHNOLOGIES, INC.

Date: October 11, 2019	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer