Form 10-Q
period 2019-06-30
Appsoft Technologies, Inc.
filed 2019-11-13
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒   Yes   ☐    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☒   Yes   ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

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

At November 7, 2019, there were 4,145,103 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

	As of	As of
	June 30, 2019 (Unaudited)	December 31, 2018 (Audited)
CURRENT ASSETS
Cash	$6	$17
TOTAL CURRENT ASSETS	6	17
FIXED ASSETS
Computer Equipment, net	831	1,039
TOTAL FIXED ASSETS	831	1,039

TOTAL ASSETS	$837	$1,056

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	24,933	36,733
Accrued Interest	2,039	265
TOTAL CURRENT LIABILITIES	26,972	36,998

Note Payable	189,723	160,314
TOTAL LIABILITIES	216,695	197,312

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,937,400 and 1,937,400 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	$194	$194
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,145,103 and 4,145,103 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	414	414
Additional Paid in Capital	491,492	491,492
Additional Paid in Capital - Stock Warrants	42,400	42,400
Accumulated Deficit	(750,358)	(730,756)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	215,858	(196,256)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$837	$1,056

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the three months ended June 30,
	2019 (Unaudited)	2018 (Unaudited)

Sales	$-	$206
Total Revenue	$-	$206

EXPENSES:
Selling, General and Administrative	-	6,862
Amortization/Depreciation Expense	104	5,604
Interest Expense	924	572
Outside Services	-	3,400
Professional Fees	1,769	18,405
Total Expense	2,797	34,843
Loss from operations	$(2,797)	$(34,637)
Provision for Income Taxes	$-	$-
NET LOSS	(2,797)	(34,637)
Weighted average common shares outstanding, basic and fully diluted	4,145,103	4,036,905

Basic and fully diluted net loss per common share:	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the six months ended June 30,
	2019 (Unaudited)	2018 (Unaudited)

Sales	$-	$206
Total Revenue	$-	$206

EXPENSES:
Selling, General and Administrative	6,511	7,468
Amortization/Depreciation Expense	208	11,208
Interest Expense	1,774	1,104
Outside Services	2,000	3,400
Professional Fees	9,109	24,945
Total Expense	19,602	48,125
Loss from operations	$(19,602)	$(47,919)
Provision for Income Taxes	$-	$-
NET LOSS	(19,602)	(47,919)
Weighted average common shares outstanding, basic and fully diluted	4,145,103	4,034,691

Basic and fully diluted net loss per common share:	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For the six months ended March 31,
	2019 (Unaudited)	2018 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$19,602	$(47,919)

Amortization and Depreciation	208	11,208
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	(11,800)	(858)
Increase (decrease) in Accrued Interest Expense	1,774	1,104
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(29,420)	(36,465)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	29,409	30,852
Bank Overdraft	-	(487)
Proceeds from Sale of Common Stock	-	6,000
Capital Contributions	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	29,409	36,465

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(11)	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	17	-

END OF THE PERIOD	$6	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

For the three months ended

June 30, 2018 (Unaudited)

					Additional	Additional
	Common Stock		Preferred Stock		Paid-in	Paid-in Capital	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Stock Warrants	Deficit	Equity
Balances, January 1, 2018	4,032,500	$403	1,945,900	$195	$474,409	$42,400	$(595,476)	$(78,069)

Net Loss							(13,282)	$(13,282)

Capital Contribution					100			$100

Balances, March 31, 2018	4,032,500	403	1,945,900	195	474,509	42,400	(608,758)	(91,251)

Net loss	-	-	-	-	-	-	(34,637)	(34,637)

Issuance of Common Shares	5,714	1	-	-	5,999			6,000

Capital Contribution	-	-	-	-	-	-	-	-

Balances, June 30, 2018	4,038,214	404	1,945,900	195	480,508	42,400	(643,395)	(119,888)

For the three months ended

June 30, 2019 (Unaudited)

					Additional	Additional
	Common Stock		Preferred Stock		Paid-in	Paid-in Capital	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Stock Warrants	Deficit	Equity

Balances, January 1, 2018	4,154,103	$414	1,945,900	$194	$491,492	$42,400	$(730,756)	$(196,256)

Net Loss	-	-	-	-	-	-	(16,805)	$(16,805)

Balances, March 31, 2019	4,154,103	414	1,945,900	194	491,492	42,400	(747,561)	(213,061)

Net loss	-	-	-	-	-	-	(2,797)	(2,797)

Balances, June 30, 2019	4,154,103	414	1,945,900	194	491,492	42,400	(750,358)	(215,858)

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $750,358 and cash used in operations of $29,420 at June 30, 2019.

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

Revenue Recognition- On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new revenue standard replaces most existing revenue recognition guidance in GAAP and permits the use of either the full retrospective or modified retrospective transition method. The Company adopted this standard using the modified basis effective January 1, 2019 and given the Company’s limited revenue, the modified retrospective basis has no material impact on prior years given the limited revenue.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There was a total of 484,350,000 shares upon conversion of preferred stock as June 30, 2019.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2019, and 2018 the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended June 30, 2019 and 2018.

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

AS OF JUNE 30, 2019

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2019 and 2018.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2018, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2019 and 2018.

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018 with a one-year deferral for emerging growth companies. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is assessing ASU 2018-07 and does not expect it to have a material impact on our accounting and disclosures.

In January 2019, the FASB issued ASU 2016-02, Leases (Topic 842) – ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize, in the statement of financial position, a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018 with a one-year deferral for emerging growth companies, including interim periods within those fiscal years (i.e. January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all non-public business entities upon issuance. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2019 and 2018.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $.0001 par value per share.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

NOTE E-CAPITAL STOCK (CONT’D)

In April 2018, the Company sold 5,714 at $1.05 per share for a total value of $6,000.

In July 2018, the Convertible Promissory Note in the amount of $10,000 plus $$992 of Accrued Interest was converted into shares 21,889 shares of Common Stock.

In July 2018, 8,500 shares of Preferred Stock were converted into 85,000 shares of Common Stock.

Total issued and outstanding shares of common stock is 4,145,103 and 4,032,500 as of June 30, 2019 and 2018, respectively.

Total issued and outstanding shares of preferred stock is 1,945,900 and 1,945,900 as of June 30, 2019 and 2018, respectively.

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

The Company agreed to reduce the price at which each share of Series A Preferred Stock, of which Ventureo is the sole holder, converts into Common Stock from $0.005 per share to $0.0002 per share. In April 2019, the Company filed an amendment to its Articles of Incorporation reflecting the change of the conversion price. The Company’s Board approved the Agreement by unanimous written consent to action on November 30, 2018 and the Majority Holders approved the Agreement by stockholder consent on December 4, 2018.

Capital Contributions

Brian Kupchik, President and CEO made a capital contribution of $100 in cash in January 2018.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

NOTE F – RELATED PARTY TRANSACTIONS

The Company has paid $0 and $0 in management fees for the six-month period June 30, 2019 and 2018, respectively (included in the Outside Services Expense line item on the Statement of Operations) to Brian Kupchik, President and CEO.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of June 30, 2019 is approximately $750,000 and as of June 30, 2018 is $643,000 approximately. The total deferred tax asset is approximately $157,500 and $135,000 for the periods June 30, 2019 and 2018, respectively.

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

NOTE I—NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT

On November 30, 2018, the Company entered into an Exchange Agreement with its Creditors under which each Creditor agreed to cancel the Original Notes issued and accept a new promissory note from the Company evidencing the amount of principal and accrued interest thereon through such date owed to the Creditor that mature on December 31, 2021 in exchange for the Original Notes. In consideration for the exchange of the Original Notes for the New Notes, the Company agreed to reduce the price at which each share of Series A Preferred Stock, of which Ventureo is the sole holder, converts into Common Stock from $0.005 per share to $0.0002 per share. The Company filed an amendment to its Articles of Incorporation reflecting the change of the conversion price. The Company’s Board approved the Agreement by unanimous written consent to action on November 30, 2018 and the Majority Holders approved the Agreement by the Stockholder Consent on December 4, 2018. Total new loans January 1, 2019 through June 30, 2019 were $29,409. Although these new borrowings are not yet formalized into a note agreement, the Company and the lender are in agreement that the new loans have the same terms and conditions for the formalized notes.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

NOTE I—NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT (CONT’D)

The total amount of the Notes Payable is $189,726 and bears interest at 2% per year. Interest expense for the year ended June 30, 2019 is $2,039.

During the 1st Quarter 2019, the Company incurred an additional $14,640 in Notes Payable (included in the total above).

During the 2nd Quarter 2019, the Company incurred an additional $14,769 in Notes Payable (included in the total above).

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

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

These Phone Apps have not been generating sufficient sales revenue (cash inflow) and it is evident that the book value of the asset cannot be recovered, so Company’s Management has decided to write-off the asset as of December 31, 2018. The write-off of the Phone Apps has resulted in a loss in the amount of $12,500 which has been reported on the Company’s December 31, 2018 Financial Statements.

NOTE K—FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079. The computer equipment will be depreciated over its estimated useful life of 5 years. Annual depreciation is $416. Depreciation expense was $104 and $104 for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense was $208 and $208 for the six months ended June 30, 2019 and 2018, respectively. Accumulated Depreciation is $1,247 as of June 30, 2019.

NOTE L—MATERIAL/SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2019, through the date of filing this Form 10-Q.

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

The Company borrowed an aggregate of $1,536 which borrowing is evidenced by a promissory note that bears interest at the rate of 2% per annum and is payable on December 31, 2021

The Company also confirm that there are no further subsequent events from June 30, 2019 through the date of filing this Form 10-Q.

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

We currently derive our revenue primarily from sales, or downloads, of our Apps and from advertisements published on our ad supported game titles. Over the course of 2019, we will seek to generate revenue from the sale of software titles that we develop for own account, that are developed by third-parties which we acquired, or that have been developed for our benefit. Operating margins are dependent in part upon our ability to release new, commercially successful products and to manage effectively their development costs.

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

Over the last several quarters, our growth has been constrained by our lack of capital. We require additional capital to fund the development of Apps in process that we have developed internally or acquired from third parties. We also require capital to fund marketing initiatives for our existing products and to launch and market Apps in development. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Results of Operations for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018 (unaudited)

The following table presents our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
Revenue	$-	$206

Expenses
Selling, General and Administrative	-	6,862
Amortization/Depreciation Expense	104	5,604
Interest Expense	924	572
Outside Services	-	3,400
Professional Fees	1,769	18,405
Total Expenses	2,797	34,843
Net loss from operations	$(2,797)	$(34,637)

Revenues

We did not generate any revenue during the quarter ended June 30, 2019 period, compared to revenue of $206 during the 2018 period. The decline in revenue is a result of inability to advertise our products for lack of cash.

Expenses

Selling, General and Administrative, or SGA, expenses consist of expenses relating to, among other things, web hosting and email hosting costs, rent for our virtual office, and other general and administrative expenses. During the quarter ended June 30, 2018, we did not incur any SGA expenses, as compared to SGA expenses of $6,862 during the 2018 period.

Depreciation and Amortization Expense. For the three months ended June 30, 2019, we recorded depreciation of $104 relating certain computer equipment purchased in July 2016, as compared with a depreciation expense of $5,604 recorded during the 2018 period, which included amortization of our Apps equal to $5,500 for the quarter. Prior to December 31, 2018, we were amortizing our apps over a five-year period and recorded amortization of $5,500 in each quarter. As noted above, for the year ended December 31, 2018, we recognized an impairment of our phone apps and esports gaming platform and wrote off all of their carrying, or book, value from our financial statements resulting in a loss in the aggregate amount of $45,500. Accordingly, we did not record any amortization of our Apps for the period ended June 30, 2019.

Interest Expense is attributable to interest accrued on promissory notes outstanding during the relevant periods. During the three months ended June 30, 2019, interest expenses were $924 as compared to $602 for the 2018 period. The increase in interest expenses is a result of our continued borrowing to support operations.

Outside Services represents the amount we paid to third party developers and software designers in connection with the Company’s Apps. During the quarter ended June 30, 2019, we did not make any payments to third-party developers or software designers, as compared to payments of $3,400 made during the 2018 period. We continue to require these services of these third-party service providers but did not have sufficient cash to engage them during the period. We expect that at such time as the cash is available, we will re-engage with our service providers.

Professional Fees consist of amounts paid to our third-party professionals for services rendered during the quarter. During the quarter ended June 30, 2018, we recorded expenses for professional fees of $1,769 as compared to $9,655 during the 2018 period.

Net Loss

During the quarter ended June 30, 2019, we had a net loss from operations of $2,797 as compared to a net loss of $34,637 for the 2018 period, which represents the difference between our total expenses of $34,843 partially offset by our revenue of $206.

Results of Operations for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The following table presents our results of operations for the six months ended June 30, 2019 compared to the six months ended June 30, 2018:

	Six Months Ended June 30,
	2019	2018
Revenue	-	206

Expenses
Selling, General and Administrative	6,511	7,468
Amortization/Depreciation Expense	208	11,208
Interest Expense	1,774	1,104
Outside Services	2,000	3,400
Professional Fees	9,109	24,945
Total Expenses	19,602	(48,125)
Net loss from operations	(19,602)	(47,919)

Revenues

During the six months ended June 30, 2019, we did not record any revenue, compared to revenue of $206 during the 2018 period. We did not have sufficient funding to advertise and promote our products.

Expenses

Selling, General and Administrative, or SGA, expenses consist of expenses relating to, among other things, web hosting and email hosting costs, rent for our virtual office, and other general and administrative expenses. During the six months ended June 30, 2019, we incurred SGA expenses of $6,511, as compared to SGA expenses of $6,862 during the 2018 period.

Depreciation and Amortization Expense. For the six months ended June 30, 2019, we recorded $208 of depreciation relating to computer equipment we purchased in 2016 compared to depreciation and amortization of $11,208 for the 2018 period. Prior to December 31, 2018, we were amortizing our apps over a five-year period and recorded amortization of $5,500 in each quarter, or $11,000 for a six-month period. As noted above, for the year ended December 31, 2018, we recognized an impairment of our phone apps and esports gaming platform and wrote off all of their carrying, or book, value from our financial statements resulting in a loss in the aggregate amount of $45,500. Accordingly, we did not record any amortization of our Apps for the six months ended June 30, 2019.

Interest Expense is attributable to interest accrued on promissory notes outstanding during the relevant periods. During the six months ended June 30, 2019, interest expenses were $1,774, as compared to $1,104 for the 2018 period. The increase in interest expenses is a result of our continued borrowing to support operations.

Outside Services represents the amount we paid to third party developers and software designers in connection with the Company’s Apps. During the six months ended June 30, 2019, we paid $2,000 to our third-party developers and software designers, as compared to $3,400 during the 2018 period. We continue to require these services of these third-party service providers but did not have sufficient cash to engage them at the levels necessary to develop our products. We expect that at such time as the cash is available, we will expend additional resources on these service providers.

Professional Fees consist of amounts paid to our third-party professionals for services rendered during the quarter. During the six months ended June 30, 2019, we recorded expenses for professional fees of $9,109, as compared to professional fees of $16,195 paid during the 2018 period.

Net Loss from Operations

During the six months ended June 30, 2019, we had a net loss from operations of $19,602, as compared to a net loss of $39,199, which represents the difference between our total expenses of $39,405 partially offset by our revenue of $206 for the comparable 2018 period.

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

As of June 30, 2019, we had working capital deficit of $39,922, compared to working capital deficit of $36,716 at December 31, 2018.

Since our inception, we have financed our operations through the sale of equity securities, from third party loans and from internally generated revenue from operations. On June 30, 2016, we closed our IPO from which we received net proceeds of $126,250. At various times since the closing of our initial public offering, we have sold securities, including common stock and promissory notes, to fund our operations.

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

Cash Flows:

The following table presents summary cash flow information.

	For the six months ended June 30, 2019	For the six months ended June 30, 2018

Net cash used in operating activities	$(29,420)	$(36,465)
Net cash used in investing activities	—	—
Net cash provided by financing activities	29,409	36,465
Net increase (decrease) in cash	$(11)	$—

Operating Activities

We used net cash used in operating activities for the six months ended June 30, 2019 of ($29,420) compared to ($36,465) for the 2018 period, in each case consisting principally of payments to outside consultants, developers and programmers and payments to web hosting and email hosting providers. The decrease in cash used in operating activities was the result of our limited cash resources to deploy to our operations.

Investing Activities

We did not utilize and cash in investing activities for the six months ended June 30, 2019 or 2018.

Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $29,409 compared to $36,465 during the 2018 period. Our financing activities during the 2019 period consisted of borrowings. During the 2018 period, our financing activities consisted of borrowings and sales of stock the proceeds of which we utilized for working capital.

Contractual Commitments as of June 30, 2018

As of June 30, 2019, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended June 30, 2019 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2018 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of 750,064 at June 30, 2019. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2019. Based upon that evaluation, the Company’s PEO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2019 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601 of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPSOFT TECHNOLOGIES, INC.

Date: November 13, 2019	By:	/s/Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer