Form 10-Q
period 2019-09-30
Appsoft Technologies, Inc.
filed 2019-12-04
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

               (516) 224-7717

Issuer’s telephone number

__________________________________________

(Former name, former address and former

fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes  ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months.     ☒  Yes  ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

At December 3, 2019, there were 4,145,103 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

	As of	As of
	September 30, 2019 (Unaudited)	December 31, 2018 (Audited)
CURRENT ASSETS
Cash	$6	$17
TOTAL CURRENT ASSETS	6	17
FIXED ASSETS
Computer Equipment, net	727	1,039
TOTAL FIXED ASSETS	727	1,039

TOTAL ASSETS	$733	$1,056

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	24,933	36,733
Accrued Interest	2,993	265
TOTAL CURRENT LIABILITIES	27,926	36,998

Note Payable	191,249	160,314
TOTAL LIABILITIES	219,175	197,312

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,937,900 and 1,945,900 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	$194	$194
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,145,103 and 4,145,103 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	414	414
Additional Paid in Capital	491,492	491,492
Additional Paid in Capital - Stock Warrants	42,400	42,400
Accumulated Deficit	(752,942)	(730,756)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(218,442)	(196,256)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$733	$1,056

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the three months ended September 30,
	2019 (Unaudited)	2018 (Unaudited)
Sales	$-	$38
Total Revenue	$-	$38

EXPENSES:
Selling, General and Administrative	270	8,532
Amortization/Depreciation Expense	104	5,604
Interest Expense	954	582
Outside Services	-	3,000
Professional Fees	1,256	4,369
Total Expense	2,584	22,087
Loss from operations	$(2,584)	$(22,049)
Provision for Income Taxes	$-	$-
NET LOSS	(2,584)	(22,049)
Weighted average common shares outstanding, basic and fully diluted	4,145,103	4,110,514

Basic and fully diluted net loss per common share:	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the nine months ended September 30,
	2019 (Unaudited)	2018 (Unaudited)
Sales	$-	$244
Total Revenue	$-	$244

EXPENSES:
Selling, General and Administrative	6,781	16,000
Amortization/Depreciation Expense	312	16,812
Interest Expense	2,728	1,686
Outside Services	2,000	6,400
Professional Fees	10,365	29,314
Total Expense	22,186	70,212
Loss from operations	$(22,186)	$(69,968)
Provision for Income Taxes	$-	$-
NET LOSS	(22,186)	(69,968)
Weighted average common shares outstanding, basic and fully diluted	4,145,103	4,052,599

Basic and fully diluted net loss per common share:	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For the nine months ended September 30,
	2019 (Unaudited)	2018 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,186)	$(69,968)

Amortization and Depreciation	312	16,812
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	(11,800)	(9,563)
Increase (decrease) in Accrued Interest Expense	2,728	693
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(30,946)	(62,026)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	30,935	55,926
Proceeds from Sale of Common Stock	-	6,000
Capital Contributions	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	30,935	62,026

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(11)	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	17	-

END OF THE PERIOD	$6	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the nine months ended

September 30, 2018 (Unaudited)

					Additional	Additional
	Common Stock		Preferred Stock		Paid-in	Paid-in Capital	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Stock Warrants	Deficit	Equity
Balances, January 1, 2018	4,032,500	$403	1,945,900	$195	$474,409	$42,400	$(595,476)	$(78,069)

Net Loss							(13,282)	$(13,282)

Capital Contribution					100			$100

Balances, March 31, 2018	4,032,500	403	1,945,900	195	474,509	42,400	(608,758)	(91,251)

Net loss	-	-	-	-	-	-	(34,637)	(34,637)

Issuance of Common Shares	5,714	1	-	-	5,999			6,000

Balances, June 30, 2018	4,038,214	404	1,945,900	195	480,508	42,400	(643,395)	(119,888)

Net loss	-	-	-	-	-	-	(22,049)	(22,049)

Conversion of Preferred Shares to Common Shares	85,000	8	(8,500)	(1)	(7)			-

Loan Payble Converted to Shares	21,889	2			10,991			10,993

Balances, September 30, 2018	4,145,103	414	1,937,400	194	491,492	42,400	(665,444)	(130,944)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the nine months ended

September 30, 2019 (Unaudited)

					Additional	Additional
	Common Stock		Preferred Stock		Paid-in	Paid-in Capital	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Stock Warrants	Deficit	Equity
Balances, January 1, 2018	4,154,103	$414	1,945,900	$194	$491,492	$42,400	$(730,756)	$(196,256)

Net Loss	-	-	-	-	-	-	(16,805)	$(16,805)

Balances, March 31, 2019	4,154,103	414	1,945,900	194	491,492	42,400	(747,561)	(213,061)

Net loss	-	-	-	-	-	-	(2,797)	(2,797)

Balances, June 30, 2019	4,154,103	414	1,945,900	194	491,492	42,400	(750,358)	(215,858)

Net loss	-	-	-	-	-	-	(2,584)	(2,584)

Balances, September 30, 2019	4,154,103	414	1,945,900	194	491,492	42,400	(752,942)	(218,442)

The accompanying notes are an integral part of these financial statements.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $752,942 and cash used in operations of $30,946 at September 30, 2019.

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

Revenue Recognition- On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new revenue standard replaces most existing revenue recognition guidance in GAAP and permits the use of either the full retrospective or modified retrospective transition method. The Company adopted this standard using the modified basis effective January 1, 2019 and given the Company's limited revenue, the modified retrospective basis has no material impact on prior years given the limited revenue.

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

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There was a total of 1,937,400 upon conversion of preferred stock as September 30, 2019.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2019, and 2018 the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended September 30, 2019 and 2018.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2019 and 2018.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2018, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended September 30, 2019 and 2018.

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

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2019 and 2018.

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

In July 2018, 8,500 shares of Preferred Stock were converted into 85,000 shares of Common Stock.

Total issued and outstanding shares of common stock is 4,145,103 and 4,145,103 as of September 30, 2019 and 2018, respectively.

Total issued and outstanding shares of preferred stock is 1,937,900 and 1,945,900 as of September 30, 2019 and 2018, respectively.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

NOTE E—CAPITAL STOCK (CONT’D)

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

NOTE F—RELATED PARTY TRANSACTIONS

The Company has paid $0 and $0 in management fees for the nine-month period September 30, 2019 and 2018, respectively (included in the Outside Services Expense line item on the Statement of Operations) to Brian Kupchik, President and CEO.

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

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of September 30, 2019 is approximately $752,000 and as of September 30, 2018 is $662,000 approximately. The total deferred tax asset is approximately $157,900 and $139,000 for the periods September 30, 2019 and 2018, respectively.

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

NOTE I—NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT

On November 30, 2018, the Company entered into an Exchange Agreement with its Creditors under which each Creditor agreed to cancel the Original Notes issued and accept a new promissory note from the Company evidencing the amount of principal and accrued interest thereon through such date owed to the Creditor that mature on December 31, 2021 in exchange for the Original Notes. In consideration for the exchange of the Original Notes for the New Notes, the Company agreed to reduce the price at which each share of Series A Preferred Stock, of which Ventureo is the sole holder, converts into Common Stock from $0.005 per share to $0.0002 per share. The Company filed an amendment to its Articles of Incorporation reflecting the change of the conversion price. The Company’s Board approved the Agreement by unanimous written consent to action on November 30, 2018 and the Majority Holders approved the Agreement by the Stockholder Consent on December 4, 2018. Total new loans January 1, 2019 through September 30, 2019 totals $30,935.

Although these new borrowings are not yet formalized into a note agreement, the Company and the lender agree that the new loans have the same terms and conditions for the formalized notes.

The total amount of the Notes Payable is $191,249 and bears interest at 2% per year. Interest expense for the nine-month period ended September 30, 2019 is $2,728 and total accrued interest as of September 30, 2019 is $2,993.

During the 1st Quarter 2019, the Company incurred an additional $14,640 in Notes Payable (included in the total above).

During the 2nd Quarter 2019, the Company incurred an additional $14,769 in Notes Payable (included in the total above).

During the 3rd Quarter 2019, the Company incurred an additional $1,526 in Notes Payable (included in the total above).

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

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

NOTE K—FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079. The computer equipment will be depreciated over its estimated useful life of 5 years. Annual depreciation is $416. Depreciation expense was $104 and $104 for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense was $312 and $312 for the nine months ended September 30, 2019 and 2018, respectively. Accumulated Depreciation is $1,352 as of September 30, 2019.

NOTE L—MATERIAL EVENTS/MATERIAL EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

The Company borrowed an aggregate of $281 which borrowings are evidenced by promissory notes. The promissory note bears interest at the rate of 2% per annum and is payable on December 31. 2021.

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

Results of Operations for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018 (unaudited)

The following table presents our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
Revenue	$-	$38

Expenses
Selling, General and Administrative	270	8,532
Depreciation/Amortization Expense	104	5,604
Interest Expense	954	582
Outside Services	-	3,000
Professional Fees	1,256	4,369
Total Expenses	2,584	22,087
Net Loss	$(2,584)	$(22,049)

Revenues

We did not record any revenue during the quarter ended September 30, 2019, compared to revenue of $38 during the 2018 period, comprising revenues generated from downloads of our Apps and in-App advertising revenues. Our lack of revenue is a direct reflection of our lack of cash to advertise our existing Apps and develop new products.

Expenses

Selling, General and Administrative, or SGA, expenses consist of expenses relating to, among other things, web hosting and email hosting costs, rent for our virtual office, and other general and administrative expenses. During the quarter ended September 30, 2019, our SGA expenses were $279, as compared to SGA expenses of $8,532 during the 2018 period.

Depreciation and Amortization Expense. For the three months ended September 30, 2019 and 2018, we recorded depreciation of $104 relating certain computer equipment purchased in July 2016, as compared with a depreciation expense of $5,604 recorded during the 2018 period, which included amortization of our Apps equal to $5,500 for the quarter. Prior to December 31, 2018, we were amortizing our apps over a five-year period and recorded amortization of $5,500 in each quarter. As noted above, for the year ended December 31, 2018, we recognized an impairment of our phone apps and esports gaming platform and wrote off all of their carrying, or book, value from our financial statements resulting in a loss in the aggregate amount of $45,500. Accordingly, we did not record any amortization of our Apps for the period ended June 30, 2019.

Interest Expense is attributable to interest accrued on promissory notes outstanding during the relevant periods. During the three months ended September 30, 2019, interest expenses were $954, as compared to $582 for the 2018 period.

Outside Services represents the amount we paid to third party developers and software designers in connection with the Company’s Apps. During the quarter ended September 30, 2019, we did not make any payments to third-party developers and software designers, as compared to payments of $3,000 made during the 2018 period. We continue to require these services of these third-party service providers but did not have sufficient cash to engage them at the levels necessary to develop our products. We expect that at such time as the cash is available, we will expend additional resources on these service providers.

Professional Fees consist of amounts paid to our third-party professionals for services rendered during the quarter. During the quarter ended September 30, 2019, we recorded expenses for professional fees of $1,769 as compared to $18,405 during the 2018 period.

Net Loss

During the quarter ended September 30, 2019, we had a net loss from operations of $2,797, as compared to a net loss of $34,637 for the comparable 2018 period, which represents the difference between our total expenses of $34,843 partially offset by our revenue of $206.

Results of Operations for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

The following table presents our results of operations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018:

	Nine Months Ended September 30,
	2019	2018
Revenue	$-	$244

Expenses
Selling, General and Administrative	6,781	16,000
Amortization/Depreciation Expense	312	16,812
Interest Expense	2,728	1,686
Outside Services	2,000	6,400
Professional Fees	10,365	29,314
Total Expenses	22,186	70,212
Net Loss	$(22,186)	$(69,968)

Revenues

During the nine months ended September 30, 2019, we did not record any revenue, compared to revenue of $244 during the 2018 period comprising revenues generated from downloads of our Apps and in-App advertising revenues

Expenses

Selling, General and Administrative, or SGA, expenses consist of expenses relating to, among other things, web hosting and email hosting costs, rent for our virtual office, and other general and administrative expenses. During the nine months ended September 30, 2019, our SGA expenses were $6,781, as compared to SGA expenses of $16,000 during the 2018 period.

Depreciation and Amortization Expense. For the nine months ended September 30, 2019 and 2018, we recorded total depreciation of $312 relating to depreciation of computer equipment as compared to the nine months ended September 30, 2018, in which we recoded deprecation of $16,812, comprising $7,500 relating to amortization of our Apps, $9,000 relating to our eSports platform and $312. Prior to December 31, 2018, we were amortizing our apps over a five-year period and recorded amortization of $5,500 in each quarter. As noted above, for the year ended December 31, 2018, we recognized an impairment of our phone apps and esports gaming platform and wrote off all of their carrying, or book, value from our financial statements resulting in a loss in the aggregate amount of $45,500. Accordingly, we did not record any amortization of our Apps for the period ended June 30, 2019.

Interest Expense is attributable to interest accrued on promissory notes outstanding during the relevant periods. During the nine months ended September 30, 2019, interest expenses were $2,728, as compared to $1,686 for the 2018 period. The increase is in interest expense is attributable to increased borrowings.

Outside Services represents the amount we paid to third party developers and software designers in connection with the Company’s Apps. During the nine months ended September 30, 2019, we paid $2,000 to our third-party developers and software designers, as compared to $6,400 during the 2018 period. We continue to require these services of these third-party service providers but did not have sufficient cash to engage them at the levels necessary to develop our products. We expect that at such time as the cash is available, we will expend additional resources on these service providers.

Professional Fees consist of amounts paid to our third-party professionals for services. During the nine months ended September 30, 2019, we recorded expenses for professional fees of $10,365, as compared to professional fees of $26,564 paid during the 2018 period.

Net Loss

During the nine months ended September 30, 2019, we had a net loss of $22,186, as compared to a net loss of $69,968, which represents the difference between our total expenses of $70,212 partially offset by our revenue of $244 for the comparable 2018 period.

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

As of September 30, 2019, we had a working capital deficit of $27,193, compared to a working capital deficit of $34,202 at December 31, 2018.

Since our inception, we have financed our operations through the sale of equity securities, from third party loans and from internally generated revenue from operations.

During the nine months ended September 30, 2019, we borrowed an aggregate of $30,935 from Empire State Financial, Inc. and its related parties (“ESFI”), which borrowings are evidenced by promissory notes that mature on December 31, 2021 and bear interest at the rate of 2% per year.

Over the last two years, we have been borrowing funds from ESFI and its related parties to fund our operations in part. As of September 30, 2019, we owed ESFI and its related parties an aggregate of $191,249 principal amount, which loans are evidenced by promissory notes that mature on December 31, 2021.

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

Cash Flows:

The following table presents summary cash flow information.

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Net cash used in operating activities	$(30,946)	$(62,026)
Net cash used in investing activities	-	-
Net cash provided by financing activities	30,935	62,026
Net increase in cash	$(11)	$658

Operating Activities

We used net cash used in operating activities for the nine months ended September 30, 2019 of ($30,946) compared to ($62,026) for the 2018 period, in each case consisting principally of payments to outside consultants, developers and programmers and payments to web hosting and email hosting providers. The decrease in cash used in operating activities was the result of our limited cash resources to deploy to our operations.

Investing Activities

We did not utilize and cash in investing activities for the nine months ended September 30, 2019 or 2018.

Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $30,935 compared to $62,026 during the 2018 period. During the 2019 period, we received loans equal to $30,935. We utilized all of the proceeds that we received from the borrowings for working capital.

Contractual Commitments as of September 30, 2019

As of September 30, 2019, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2019. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2019 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the date on which the Company filed its last quarterly report on Form 10-Q and through the date of this report, the Company did not sell any securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.
32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601 of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPSOFT TECHNOLOGIES, INC.

Date: December 3, 2019	By:	/s/Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

