Form 10-K
period 2019-12-31
Appsoft Technologies, Inc.
filed 2020-12-03
CIK 1651992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

At December 3, 2020, there were 4,145,103 shares of common stock outstanding.

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

Our legal titles are easy to use and navigate. We seek to maintain our legal titles so that they are current through a recent period.

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

In view of our current lack of liquidity, we have suspended our development and acquisition efforts unit such time as we have cash available to re-commence these activities. The statements below are subject in all events to possessing the capital required to undertake such activities and we cannot provide investors with any assurance that will have capital available to us in the future.

We develop and publish free-to-play games. Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee, through “in-app purchases” utilizing virtual currency they may be purchased through digital storefronts, and to engage with various advertisements and offers that generate revenues for us. Several large game publishers are successfully employing this business model. In order for us to achieve success using this model, we must develop and publish games that are widely accepted and commercially successful, which will provide us with the largest base from which to monetize our in-App sales. In addition to building strong core gameplay, successful monetization will require that we continually create new content within games and otherwise find ways to retain players and incentivize them to make in-app purchases. As these games gain wider acceptance and mature in the market, we may seek to improve monetization and increase awareness of our games by building social media communities around these titles and by delivering additional features, such as tournaments, live events and more frequent content updates.

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

eSports have become popular worldwide, not only with participants but also with fans who watch them online and in public spaces, including arenas. Newzoo, an online statistics gathering and dissemination portal, estimates that in 2020, global esports revenues will grow to $1.1 billion, a year-on-year growth of +15.7%, up from $950.6 million in 2019 and that the total esports audience will grow to 495 million people

Our App will provide eSports players with an easy-to-use platform that provides fair, transparent, and prompt payouts for prize tournaments. We will differentiate our product from competing platforms by focusing on casual games and mobile games. We also expect to focus on direct integrations with existing game publishers enabling them to offer prize tournaments to their existing player base.

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

WTFiT is an App we’ve been developing for almost two years. This App allows users to take a picture of something with their phone and quickly get an answer suggesting what the picture might be. Using high quality image recognition software, the user will be told what the image is, and if the software is wrong, they can challenge the system and then ask their friends and post their own answers on their friends’ pictures. We will use these answers to make our results better. We believe that the social component and the crowdsourcing component will make our App extremely addictive, viral, and self-learning. The steps are simple:

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

We generate revenue from downloads of our paid Apps and from advertisements published on our ad supported game titles. We have entered into agreements with each of Apple and Google that govern our relationship as developers / distributors on their respective storefronts. We are party to two agreements with Apple, one that relates to App sales and one that covers net revenues generated from in-App advertising, for which we pay Apple a fee equal to 30% of net advertising revenues, which are defined as gross advertising revenue recognized through the delivery of ads by Apple less: a) any allowances actually made or taken for returns, credits, cash discounts and promotional allowances; and, b) agency and agent fees, discounts, commissions and referral fees and (c) certain adjustments and allocations specified in the agreement. Under our agreement with Google, we have agreed to pay Google a fee equal to 30% of net revenue generated from sales of our Apps on its storefront. These agreements provide that we will continue to own all rights to our Apps, subject to a license we grant to each party to market and promote our products and further define permissible and prohibited activities of the parties.

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

With respect to our game Apps, we compete with a continually increasing number of public and well-funded private companies, including Supercell, Niantic Tencent, NetEase, Machine Zone and many others. We could also face increased competition if large companies with significant online presences such as Apple, Google, Amazon, Facebook or Yahoo, choose to enter or expand in the games space or develop competing games.

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

With respect to our legal-related Apps, we compete with a number of well-established companies that offer similar Apps, including LexisNexis, WestLaw, CCH, BNA and Bloomberg Law Reports. We may face increased competition from established or newly organized entities and from the governmental offices and agencies that promulgate the laws and regulations that are the subject of our Apps, should they decide to make versions of such laws and regulations available to consumers.

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

On December 3, 2020, the closing bid price of our common stock was $1.00 per share.

Holders

As of December 3, 2020, we had 57 record holders and 4,145,103 shares of common stock outstanding.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

All sales of unregistered securities by the Company during fiscal 2019 have been previously reported in our reports on Forms 8-K and 10-Q filed with the SEC.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, publish and market Apps for smartphones and tablet devices. We derive revenue from sales, or downloads, of our Apps and from advertisements published on our ad-supported game titles. During 2019, we did not generate any revenue. Over the course of 2020, we expect to generate revenue from the sale of software titles that we are developing for own account, from titles that were developed by third-parties which we acquired and from titles that have been developed for our benefit. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development costs.

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

We will develop and acquire new Apps to expand our existing product offerings, as our resources permit. We rely on third party designers, developers and programs to develop new Apps. We also solicit ideas for new titles from unrelated parties. We evaluate prospects based on a variety of factors. If we conclude that a particular prospect is worth pursuing, we may fund the development of the App through launch and beyond. We expect to release several new Apps throughout 2019.

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

Growth Strategies and Outlook

Our principal growth strategy entails developing and acquiring new Apps to supplement our existing Apps portfolio. Our primary focus will be to release new game titles. We have developed relationships with a number of independent game designers, developers and programmers who provide us with new ideas and titles to publish. We also are soliciting new games and concepts that we may acquire from third parties. We also will seek to develop and publish free-to-play games. Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee, through “in-app purchases” utilizing virtual currency that may be purchased through digital storefronts, and to engage with various advertisements and offers that generate revenues for us. We may seek to acquire franchises around which we develop games, including movies, television programs, toys and other cultural phenomena that lend themselves to gamification, such as our “Crypto Gene” collection which we acquired in June 2016.

We have been constrained in our development and acquisition activities by a lack of cash. Our ability to pursue and achieve our objectives is predicated on our receipt of meaningful revenue from sales of our existing Apps and those we may release in the future and from our ability to raise capital from outside sources.

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

Our ability to achieve and sustain profitability will depend not only on our ability to generate meaningful our revenues, but also on our ability to manage our operating expenses. Currently, we have one full-time employee, who receives compensation when and as determined by the board of directors. For the foreseeable further, we expect to utilize the services of independent contractors and consultants, who we believe are readily available for our purposes, in order to manage our personnel costs. We also will continue to maintain a virtual office as long as our operations permit us to do so to contain our office space overhead.

We acquired our Apps portfolio in April 2015. Management believes that it brings considerable industry experience to the marketing of our Apps and that positive sales results, in small increments, at first, will be evident in the near term and pick up as time progresses. Moreover, as management supplements our Apps portfolio with new games and launches free-to-play games with multiple potential revenue streams, it expects revenues to grow. Management will seek to leverage to our benefit its strong industry contacts built over many years across a range of Internet related sales and marketing ventures.

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

Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018 (audited)

The following table presents our results of operations for the year ended December 31, 2019 and 2018:

	For the years ended December 31,
	2019	2018
Revenue	$0	$244

Expenses
Selling, General and Administrative	10,888	20,684
Depreciation and Amortization Expense	416	22,416
Interest Expense	3,730	7,489
Outside Services	2,000	6,400
Professional Fees	27,542	33,035
Total Expense	44,576	90,024
Loss from Operations	$(44,576)	(89,780)

Revenues

We did not generate any revenue for the year ended December 31, 2019 as compared to revenue of $244 for the year ended December 31, 2018 of $244 comprising revenues generated from downloads of our Apps and in-App advertising revenues.

Expenses

Selling, General and Administrative, or SGA, expenses consist of expenses relating to, among other things, web hosting and email hosting costs, rent for our virtual office, and other general and administrative expenses. During the year ended December 31, 2019, our SGA expenses were $10,888, as compared to SGA expenses of $20,684 for the year ended December 31, 2018. The decrease in SGA expenses is attributable to reduced corporate activity as a result of our lack of cash.

Amortization/Depreciation Expense for the year ended December 31, 2019, which is related to depreciation of certain computer equipment and amortization of our Apps, was $416, compared with $22,416 amortization and depreciation expense recorded for the year ended December 31, 2018.

Interest Expense is attributable to interest accrued on promissory notes was $3,730 for the year ended December 31, 2019, as compared to $7,489 for the year ended December 31, 2018.

Outside Services represents the amount we paid to third party developers and software designers in connection with the Company’s Apps. During the year ended December 31, 2019, we paid our third-party developers and software designers $2,000, as compared to payments to these parties of $6,400 for the year ended December 31, 2018.

Professional Fees consist of amounts paid to our third-party professionals for services rendered during the year. During the year ended December 31, 2019, we recorded expenses for professional fees of $27,542, as compared to $33,035 for the year ended December 31, 2018.

Net Loss

During the year ended December 31, 2019, we had a net loss of $44,576, as compared to a net loss of $135,280 for the year ended December 31, 2018, which includes the write off of $45,500 on our phone apps, as described elsewhere in this Management’s Discussion.

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

As of December 31, 2019, we had total assets of $629 and total liabilities of $241,461, of which $202,420 is attributable to the principal and interest due under a promissory note we issued last year which replaced promissory notes issued during the prior three years. Comparably, as of December 31, 2018, we had total assets of $1,039 and total liabilities of $197,312, of which $160,314 is attributable to the principal and interest due under promissory notes issued during the three prior years. As of December 31, 2019, we had a working capital deficit of $39,035 and a working capital deficit of $36,981 as of December 31, 2018.

Cash Flows:

The following table presents summary cash flow information for the periods indicated.

	For the years ended December 31,
	2019	2018
Net cash used in operating activities	42,117	68,102
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	42,106	68,119
Net increase(decrease) in cash and cash equivalents	(11)	17

Operating Activities

Cash used in operations was $42,117 and $68,102 for the years ended December 31, 2019 and 2018, respectively. In 2019 and 2018, cash was mainly used to fund payments to third-party developers and programmers, for SGA expenses and the cost of our outside professionals.

Investing Activities

We did not use any cash in investing activities during the years ended December 31, 2019 and 2018.

Financing Activities

Cash flow from financing activities was $42,106 and $68,119 for the years ended December 31, 2019 and 2018, respectively. These amounts were attributable to loans received periodically over the course of the year.

Off-Balance Sheet and Other Arrangements

As of the date of this report, the Company does not have any off-balance sheet or similar arrangements.

Going Concern

The report of our independent auditor and Note B to the financial statements filed with this annual report on Form 10-K indicate that the Company’s minimal operations to date and lack of fully established sources of revenue raise substantial doubt about the Company’s ability to continue as a going concern. For these reasons, our financial statements have been prepared assuming the Company will continue as a going concern, which assumes we will realize our assets and discharge our liabilities in the normal course of business. If we are unable to achieve these ends, we cannot assure you that we will be able to generate revenue to support our operations and continue operations.

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

Revenue Recognition - The Company applies paragraph 606 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

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

There are no recent accounting pronouncements published after December 31, 2019 that have a material effect on the financial statements presented herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of AppSoft Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AppSoft Technologies, Inc. (the “Company”) as of December 31, 2019, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2019

Lakewood, CO

December 3, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AppSoft Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of AppSoft Technologies, Inc. (“the Company”) as of December 31, 2018, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company’s auditor from 2016 to 2019.

Spokane, Washington

July 23, 2019

AppSoft Technologies, Inc. Balance Sheets

	As of	As of
	December 31, 2019	December 31, 2018
CURRENT ASSETS
Cash	$6	$17
TOTAL CURRENT ASSETS	6	17
FIXED ASSETS
Computer Equipment, net	623	1,039
TOTAL FIXED ASSETS	623	1,039

TOTAL ASSETS	$629	$1,056

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	35,046	36,733
Accrued Interest	3,995	265
TOTAL CURRENT LIABILITIES	39,041	36,998

Note Payable	202,420	160,314
TOTAL LIABILITIES	241,461	197,312

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,937,400 and 1,937,400 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively)	$194	$194
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,145,103 and 4,145,103 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively)	414	414
Additional Paid in Capital	491,492	491,492
Additional Paid in Capital - Stock Warrants	42,400	42,400
Accumulated Deficit	(775,332)	(730,756)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(240,832)	(196,256)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$629	$1,056

AppSoft Technologies, Inc. Statements of Operations

	For the twelve months ended December 31,
	2019	2018

Sales	$-	$244
Total Revenue	$-	$244

EXPENSES:
Selling, General and Administrative	10,888	20,684
Amortization/Depreciation Expense	416	22,416
Interest Expense	3,730	7,489
Outside Services	2,000	6,400
Professional Fees	27,542	33,035
Total Expense	44,576	90,024
Loss from operations	$(44,576)	$(89,780)
Provision for Income Taxes	$-	$(45,500)
NET LOSS	(44,576)	(135,280)
Weighted average common shares outstanding, basic and fully diluted	4,145,103	4,060,381

Basic and fully diluted net loss per common share:	$(0.01)	$(0.03)

AppSoft Technologies, Inc. Statement of Stockholders' Equity For the twelve months ended
December 31, 2018

						Additional
	Common Stock		Preferred Stock		Additional Paid-in	Paid-in Capital Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Equity
Balances, January 1, 2018	4,032,500	$403	1,945,900	$195	$474,409	$42,400	$(595,476)	$(78,069)

Net Loss							(13,282)	$(13,282)

Capital Contribution					100			$100

Balances, March 31, 2018	4,032,500	403	1,945,900	195	474,509	42,400	(608,758)	(91,251)

Net loss	-	-	-	-	-	-	(34,637)	(34,637)

Issuance of Common Shares	5,714	1	-	-	5,999			6,000

Balances, June 30, 2018	4,038,214	404	1,945,900	195	480,508	42,400	(643,395)	(119,888)

Net loss	-	-	-	-	-	-	(22,049)	(22,049)

Conversion of Preferred Shares to Common Shares	85,000	8	(8,500)	(1)	(7)	-	-	-

Loan Payable Converted to Shares	21,889	2			10,991	-	-	10,993

Balances, September 30, 2018	4,145,103	414	1,937,400	194	491,492	42,400	(665,444)	(130,944)

Net loss	-	-	-	-	-	-	(65,312)	(65,312)

Balances, December 31, 2018	4,145,103	414	1,937,400	194	491,492	42,400	(730,756)	(196,256)

AppSoft Technologies, Inc. Statement of Stockholders' Equity

For the twelve months ended
December 31, 2019

						Additional
	Common Stock		Preferred Stock		Additional Paid-in	Paid-in Capital Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Equity

Balances, January 1, 2019	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(730,756)	$(196,256)

Net Loss	-	-	-	-	-	-	(16,805)	$(16,805)

Balances, March 31, 2019	4,154,103	414	1,937,400	194	491,492	42,400	(747,561)	(213,061)

Net loss	-	-	-	-	-	-	(2,797)	(2,797)

Balances, June 30, 2019	4,154,103	414	1,937,400	194	491,492	42,400	(750,358)	(215,858)

Net loss	-	-	-	-	-	-	(2,584)	(2,584)

Balances, September 30, 2019	4,154,103	414	1,937,400	194	491,492	42,400	(752,942)	(218,442)

Net loss	-	-	-	-	-	-	(22,390)	(22,390)

Balances, December 31, 2019	4,154,103	414	1,937,400	194	491,492	42,400	(775,332)	(240,832)

AppSoft Technologies, Inc. Statements of Cash Flows

	For the twelve months ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,576)	$(135,280)

Amortization and Depreciation	416	22,416
Loss from Write-off of Phone Apps	-	45,500
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	(1,687)	(140)
Increase (decrease) in Accrued Interest Expense	3,730	(598)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(42,117)	(68,102)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	42,106	62,018
Proceeds from Sale of Common Stock	-	6,000
Capital Contributions	-	101
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	42,106	68,119

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(11)	17

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	17	-

END OF THE PERIOD	$6	$17

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

NONCASH ACTIVITIES:
Reduction in Note Payable and Accrued Interest to Common Shares	$-	$(10,992)
Taxes	$-	$-

NOTE A-BUSINESS ACTIVITY

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

NOTE B-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $775,332 and cash used in operations of $42,117 at December 31, 2019.

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

NOTE C-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation- The financial statements included herein were prepared under Generally Accepted Accounting Principles (GAAP).

All adjustments have been made which in the opinion of management are necessary, normal, and recurring in nature for presentation.

Interim filings should be read in conjunction with the Company’s annual report as of December 31, 2019.

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

NOTE C-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There was a total of 1,937,400 upon conversion of preferred stock as December 31, 2019.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2019, and 2018 the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended December 31, 2019 and 2018.

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

NOTE C-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2019 and 2018.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2019, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended December 31, 2019 and 2018.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2019 and 2018.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $.0001 par value per share.

In April 2018, the Company sold 5,714 at $1.05 per share for a total value of $5,999.

In July 2018, the Convertible Promissory Note in the amount of $10,000 plus $992 of Accrued Interest was converted into shares 21,889 shares of Common Stock.

In July 2018, 8,500 shares of Preferred Stock were converted into 85,000 shares of Common Stock.

Total issued and outstanding shares of common stock is 4,145,103 and 4,145,103 as of December 31, 2019 and 2018, respectively.

Total issued and outstanding shares of preferred stock is 1,937,400 and 1,937,400 as of December 31, 2019 and 2018, respectively.

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

NOTE F – RELATED PARTY TRANSACTIONS

The Company has paid $0 and $0 in management fees for the twelve-month period December 31, 2019 and 2018, respectively (included in the Outside Services Expense line item on the Statement of Operations) to Brian Kupchik, President and CEO.

NOTE G – OTHER ASSET/PHONE APPS AND GAMING PLATFORM

Phone Apps

As a part of the Preferred Stock transaction (refer to Note E above), the Company acquired Phone Apps valued at $50,000. These Phone Apps have not been generating sufficient sales revenue (cash inflow) and it is evident that the book value of the asset cannot be recovered, so Company’s Management decided to write-off the asset as of December 31, 2018. The write-off of the Phone Apps resulted in a loss in the amount of $12,500 which has been reported on the Company’s December 31, 2018 Financial Statements. (Refer to Note J below for details of the asset acquired)

NOTE G – OTHER ASSET/PHONE APPS AND GAMING PLATFORM (CONT’D)

eSports Tournament Platform Assets

In June 2016, AppSoft Technologies, Inc. (the “Company”) acquired certain assets comprising an eSports tournament platform for competitive gamers from Guuf LLC (“Guuf”). The Company acquired the assets for a total purchase price of $60,000 (refer to Note K below). These Guuf Apps have not been generating sufficient sales revenue (cash inflow) and it is evident that the book value of the asset cannot be recovered at this time, so Company’s Management decided to write-off the asset as of December 31, 2018. The write-off of the Guuf Apps resulted in a loss in the amount of $33,000 which has been reported on the Company’s December 31, 2018 Financial Statements. (See note J below for details on asset)

NOTE H – INCOME TAX

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of December 31, 2019 is approximately $770,000 and as of December 31, 2018 is $730,000 approximately. The total deferred tax asset is approximately $161,700 and $153,300 for the periods December 31, 2019 and 2018, respectively.

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

NOTE I--NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT

On November 30, 2018, the Company entered into an Exchange Agreement with its Creditors under which each Creditor agreed to cancel the Original Notes issued and accept a new promissory note in the amount of $160,314 from the Company evidencing the amount of principal and accrued interest thereon through such date owed to the Creditor that mature on December 31, 2021 in exchange for the Original Notes. In consideration for the exchange of the Original Notes for the New Notes, the Company agreed to reduce the price at which each share of Series A Preferred Stock, of which Ventureo is the sole holder, converts into Common Stock from $0.005 per share to $0.0002 per share. The Company filed an amendment to its Articles of Incorporation reflecting the change of the conversion price. The Company’s Board approved the Agreement by unanimous written consent to action on November 30, 2018 and the Majority Holders approved the Agreement by the Stockholder Consent on December 4, 2018. Total new loans January 1, 2019 through December 31, 2019 equals $42,106.

Although these new borrowings are not yet formalized into a note agreement, the Company and the lender agree that the new loans have the same terms and conditions for the formalized notes.

The total amount of the Notes Payable is $202,420 and bears interest at 2% per year. Interest expense for the twelve-month period ended December 31, 2019 is $3,730 and total accrued interest as of December 31, 2019 is $3,995.

•	During the 1st Quarter 2019, the Company incurred an additional $14,640 in Notes Payable (included in the total above).

•	During the 2nd Quarter 2019, the Company incurred an additional $14,769 in Notes Payable (included in the total above).

•	During the 3rd Quarter 2019, the Company incurred an additional $1,526 in Notes Payable (included in the total above).

•	During the 4th Quarter 2019, the Company incurred an additional $11,171 in Notes Payable (included in the total above).

NOTE J—ASSET ACQUISITIONS

The assets consist of the following:

•	title to registered or unregistered trademarks and trade names;
•	web platform, files, source code and object code;
•	branding and marketing collateral;
•	Guuf.com domain name;
•	prototyped design files of Guuf’s mobile application for iOS;
•	web development of new Guuf features, including free play modes and mobile gaming tournaments;
•	strategic development of Guuf’s user achievements list and ranking and leaderboard system calculations; and
•	sourcing of development for new Guuf features including automated score reporting, API, mobile application for iOS, user achievements, ranking and leaderboard systems, and live streaming.

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

NOTE K—FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079. The computer equipment will be depreciated over its estimated useful life of 5 years. Annual depreciation is $416. Depreciation expense was $104 and $104 for the three months ended December 31,2019 and 2018, respectively. Depreciation expense was $416 and $416 for the twelve months ended December 31, 2019 and 2018, respectively. Accumulated Depreciation is $1,455 as of December 31, 2019.

NOTE L—MATERIAL EVENTS/MATERIAL EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

As of March 31, 2020, the Company executed a Drawdown Promissory Note in favor of Bryan Glass Securities, Inc. (“BSG”) under which the Company is entitled to borrow up to an aggregate of $50,000 during the 2020 calendar year (the “Drawdown Note”). Under the Drawdown Note, the Company must request a drawdown against the instrument not less than three days prior to the date on which it requires the proceeds, stating the amount of the drawdown and the purposes to which the proceeds will be applied. BSG is entitled to approve or decline an advance of all or a portion of the drawdown request. The unpaid principal amount of the Drawdown Note bears interest at the rate of 2% per year. During the period January 1, 2020 through March 31, 2020, the Company borrowed an aggregate of $5,135 from BSG under the Drawdown Note and the sum of $44,865 remains available for advances thereunder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2019.

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

Under the supervision of our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019. We have identified the following material weakness as of December 31, 2019:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Brian Kupchik currently is our only officer and director. Set forth below is certain information regarding Mr. Kupchik.

Name	Age	Position

Brian Kupchik	45	President, Chief Executive Officer and Director

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

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at www.appsofttechnologies.com. We intend to post any amendments to the code, or any waivers of its requirements, on our website. The contents of our website are not incorporated by reference into this annual report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes compensation recorded by us for the years ended December 31, 2019 and 2018 for our principal executive officer who also serves as our principal financial officer.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brian Kupchik, President and	2019	0	0	0	0	0	0	0	0
Chief Executive Officer	2018	0	0	0	0	0	0	0	0

(1)	Consists of management fees paid by the Company in lieu of salary.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of December 31, 2019.

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

No compensation was paid to our director for his service as a director during the year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our capital stock as of the date of this report, by (i) each person known by us to be the beneficial owner of more than 5% of each class of our outstanding capital stock, (ii) each director and each of our executive officers and (iii) all executive officers and directors as a group. As of the date of this report, there were 4,145,103 shares of our common stock outstanding and 1,937,400 shares of Series A Preferred Stock outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the fiscal years ended December 31, 2019 and 2018 provided by BF Borgers CPA PC and Fruci & Associates II, PLLC, respectively.

	2019	2018

Audit Fees	$6,000	$6,000

Audit-Related Fees	9,000	9,000

Tax Fees

All Other Fees

Total	$15,000	$15,000

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

26

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

27

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

28

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPSOFT TECHNOLOGIES, INC.

Date: December 3, 2020	By:	/s/ Brian Kupchik
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Brian Kupchik	President, Chief Executive Officer, principal executive officer and principal financial and accounting officer
/s/ Brian Kupchik		December 3, 2020

29