Form 10-Q
period 2020-03-31
Appsoft Technologies, Inc.
filed 2021-01-28
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

_________________________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At January 27, 2021, there were 4,145,103 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.
Balance Sheets

	As of	As of
	March 31, 2020 (Unaudited)	December 31, 2019 (Audited)

CURRENT ASSETS
Cash	$6	$6
TOTAL CURRENT ASSETS	6	6
FIXED ASSETS
Computer Equipment, net	519	623
TOTAL FIXED ASSETS	519	623

TOTAL ASSETS	$525	$629

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	32,231	35,046
Accrued Interest	5,033	3,995
TOTAL CURRENT LIABILITIES	37,264	39,041

Note Payable	207,555	202,420
TOTAL LIABILITIES	244,819	241,461

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,937,400 and 1,937,900 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	$194	$194
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,145,103 and 4,145,103 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	414	414
Additional Paid in Capital	491,492	491,492
Additional Paid in Capital - Stock Warrants	42,400	42,400
Accumulated Deficit	(778,794)	(775,332)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(244,294)	(240,832)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$525	$629

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.
Statements of Operations

	For the three months ended March 31,
	2020 (Unaudited)	2019 (Unaudited)

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	2,321	6,511
Amortization/Depreciation Expense	104	104
Interest Expense	1,037	850
Outside Services	-	2,000
Professional Fees	-	12,640
Total Expense	3,462	22,105
Loss from operations	$(3,462)	$(22,105)
Provision for Income Taxes	$-	$-
NET LOSS	(3,462)	(22,105)
Weighted average common shares outstanding, basic and fully diluted	4,145,103	4,145,103

Basic and fully diluted net loss per common share:	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.
Statements of Cash Flows

	For the three months ended March 31,
	2020 (Unaudited)	2019 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,462)	$(22,105)

Amortization and Depreciation	104	104
Loss from Write-off of Phone Apps	-	-
Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	(2,815)	6,500
Increase (decrease) in Accrued Interest Expense	1,038	850
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,135)	(14,651)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	5,135	14,640
Proceeds from Sale of Common Stock	-	-
Capital Contributions	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,135	14,640

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	(11)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	6	17

END OF THE PERIOD	$6	$6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc. Statement of Stockholders’ Equity
For the three months ended
March 31, 2019 (Unaudited)

						Additional
	Common Stock		Preferred Stock		Additional	Paid-in Capital
	Shares	Amount	Shares	Amount	Paid-in Capital	Stock Warrants	Accumulated Deficit	Total Equity

Balances, January 1, 2019	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(730,756)	$(196,256)

Net Loss	-	-	-	-	-	-	(22,105)	$(22,105)

Balances, March 31, 2019	4,154,103	414	1,937,400	194	491,492	42,400	(752,861)	(218,361)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc. Statement of Stockholders’ Equity
For the three months ended
March 31, 2020 (Unaudited)

						Additional
	Common Stock		Preferred Stock		Additional	Paid-in Capital
	Shares	Amount	Shares	Amount	Paid-in Capital	Stock Warrants	Accumulated Deficit	Total Equity
Balances, January 1, 2020	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(775,332)	$(240,832)

Net Loss	-	-	-	-	-	-	(3,462)	$(3,462)

Balances, March 31, 2020	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(778,794)	$(244,294)

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $778,794 and cash used in operations of $5,135 at March 31, 2020.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There was a total of 1,937,400 upon conversion of preferred stock as March 31, 2020.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2020, and 2019 the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended March 31, 2020 and 2019.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2020 and 2019.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2020, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2020 and 2019.

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2020 and 2019.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $.0001 par value per share.

Total issued and outstanding shares of common stock is 4,145,103 and 4,145,103 as of March 31, 2020 and 2019, respectively.

Total issued and outstanding shares of preferred stock is 1,945,900 and 1,945,900 as of March 31,2020 and 2019, respectively.

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

Capital Contributions

Brian Kupchik, President, made no capital contributions during the three months ended March 31, 2020 and 2019.

NOTE F – RELATED PARTY TRANSACTIONS

The Company has paid $0 and $0 in management fees for the twelve-month period March 31, 2020 and 2019, respectively (included in the Outside Services Expense line item on the Statement of Operations) to Brian Kupchik, President and CEO.

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

eSports Tournament Platform Assets

In June 2016, AppSoft Technologies, Inc. (the “Company”) acquired certain assets comprising an eSports tournament platform for competitive gamers from Guuf LLC (“Guuf”). The Company acquired the assets for a total purchase price of $60,000. These Guuf Apps have not been generating sufficient sales revenue (cash inflow) and it is evident that the book value of the asset cannot be recovered at this time, so Company’s Management decided to write-off the asset as of December 31, 2018. The write-off of the Guuf Apps resulted in a loss in the amount of $33,000 which has been reported on the Company’s December 31, 2018 Financial Statements.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of March 31, 2020 is approximately $773,000 and as of March 31, 2019 is $747,500 approximately. The total deferred tax asset is approximately $162,000 and $157,900 for the periods ended March 31, 2020 and 2019, respectively.

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

Although new borrowings are not yet formalized into a note agreement, the Company and the lender agree that the new loans have the same terms and conditions for the formalized notes.

The total amount of the Notes Payable is $207,555 and bears interest at 2% per year. Interest expense for the three-month period ended March 31, 2020 is $1,037 and total accrued interest as of March 31, 2020 is $5,033. Detail of the $207,555 in Notes Payable is as follows:

•	2018 Principal and Interest consolidated into new promissory note in the amount of $160,314.
•	During the 1st Quarter 2019, the Company incurred an additional $14,640 in Notes Payable.
•	During the 2nd Quarter 2019, the Company incurred an additional $14,769 in Notes Payable.
•	During the 3rd Quarter 2019, the Company incurred an additional $1,526 in Notes Payable.
•	During the 4th Quarter 2019, the Company incurred an additional $11,171 in Notes Payable.
•	During the 1st Quarter 2020, the Company incurred an additional $5,135 in Notes Payable.

NOTE J—FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079. The computer equipment will be depreciated over its estimated useful life of 5 years. Annual depreciation is $416. Depreciation expense was $104 and $104 for the three months ended March 31, 2020 and 2019, respectively. Accumulated Depreciation is $1,560 as of March 31, 2020.

NOTE K—MATERIAL EVENTS/MATERIAL EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

None.

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

We market, sell and distribute our games through direct-to-consumer digital storefronts, which currently comprises Apple’s App Store and the Google Play Store. We currently or expect to advertise our Apps through the digital storefronts, our own website, social media, such as Facebook and LinkedIn, through mobile ad networks and search engine optimization, or SEO, tools. We derive our revenue primarily from sales, or downloads, of our Apps and from advertisements published on our ad supported game titles.

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

Over the last decade, mobile devices, including smartphone and tablets, have proliferated extensively around the world across a wide range of demographic groups. The Apps industry has experienced corresponding growth in the number of downloads, the number and types of Apps published. We believe that there will continue to be an increase in the number of smartphones and tablets sold. In addition, technological advances to these devices, including more powerful smartphones and tablets with larger screens provide a platform for more diverse Apps and make games more fun and visually appealing. We believe that technological developments will continue to drive growth in our industry for the foreseeable future.

Growth Strategies and Outlook

Our principal growth strategy entails developing and acquiring new Apps to supplement our existing Apps portfolio. Our primary focus will be to release new game titles. We are seeking to develop a pipeline of independent game designers, developers and programmers who provide us with new ideas and titles to publish. We also are soliciting new games and concepts that we may acquire from third parties. We will seek to develop and publish free-to-play games. Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee, through “in-app purchases” utilizing virtual currency they may be purchased through digital storefronts, and to engage with various advertisements and offers that generate revenues for us. We may seek to acquire franchises around which we develop games, including movies, television programs, toys and other cultural phenomena that lend themselves to gamification.

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

eSports have become popular worldwide, not only with participants but also with fans who watch them online and in public spaces, including arenas. According to Newzoo, an online statistics gathering and dissemination portal, in 2019, there were 245 million casual viewers and 198 million enthusiasts, making the total audience 443 million. ... By 2023, Newzoo predicts that the annual growth rate will be approximately 10.4%.

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

Results of Operations for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019 (unaudited)

The following table presents our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Revenue	$-	$-

Expenses
Selling, General and Administrative	2,321	6,511
Depreciation/Amortization Expense	104	104
Interest Expense	1,037	850
Outside Services	-	2,000
Professional Fees	-	12,640
Total Expenses	3,462	22,105
Net Loss	$(3,462)	$(22,105)

Business Activity

During the quarter ended June 30, 2020, our efforts focused on identifying sources of meaningful capital and we experienced only inconsequential business activity.

Expenses

Selling, General and Administrative, or SGA, expenses consist of expenses relating to, among other things, web hosting and email hosting costs, rent for our virtual office, and other general and administrative expenses. During the quarter ended March 31, 2020, our SGA expenses were $2, 321, as compared to SGA expenses of $6,511 during the 2019 period.

Depreciation and Amortization Expense. For the three months ended March 31, 2020 and 2019, we recorded depreciation of $104 relating certain computer equipment purchased in July 2016.

Interest Expense is attributable to interest accrued on promissory notes outstanding during the relevant periods. During the three months ended March 31, 2020, interest expenses were $1,037, as compared to $850 for the 2019 period.

Outside Services represents the amount we paid to third party developers and software designers in connection with the Company’s Apps. During the quarter ended March 31, 2020, we did not make any payments to third-party developers and software designers, as compared to payments of $2,000 made during the 2019 period. We continue to require these services of these third-party service providers but did not have sufficient cash to engage them at the levels necessary to develop our products. We expect that at such time as the cash is available, we will expend additional resources on these service providers.

Professional Fees consist of amounts paid to our third-party professionals for services rendered during the quarter. During the quarter ended March 31, 2020, we did not record any expenses for professional fees as compared to $12,640 during the 2019 period.

Net Loss

During the quarter ended March 31, 2020, we had a net loss from operations of $3,462, as compared to a net loss of $22,105 for the comparable 2019 period.

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

As of March 31, 2020, we had a working capital deficit of $32,145, compared to a working capital deficit of $33,922 at December 31, 2019.

Since our inception, we have financed our operations through the sale of equity securities, from third party loans and from internally generated revenue from operations.

During the three months ended March 31, 2020, we borrowed an aggregate of $5,135 from Empire State Financial, Inc. and its related parties (“ESFI”), which borrowings are evidenced by promissory notes that mature on December 31, 2021 and bear interest at the rate of 2% per year.

Over the last two years, we have been borrowing funds from ESFI and its related parties to fund our operations in part. As of March 31, 2020, we owed ESFI and its related parties an aggregate of $207,555, which loans are evidenced by promissory notes that mature on December 31, 2021.

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

We do not have any cash on hand and we have not generated meaningful cash flow from operations sufficient to support our operations. We have been selling securities to third parties and borrowing cash to fund our minimal operations during the period. As noted above, we require significant cash to effectuate all of our desired development and acquisition strategies and in connection with launching, marketing and promoting our games. We will continue to seek to fund acquisitions and to engage third party developers partially through the issuance of securities. However, our future operations are dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities or through other financing mechanisms. However, we cannot assure investors that we will be able to securities such financing on terms favorable to us, if at all. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

Cash Flows:

The following table presents summary cash flow information.

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Net cash used in operating activities	$(5,135)	$(14,651)
Net cash used in investing activities	-	-
Net cash provided by financing activities	5,135	14,640
Net increase in cash	$-	$(11)

Operating Activities

We used net cash used in operating activities for the nine months ended March 31, 2020 of $5,135 compared to $14,651 for the 2019 period, in each case consisting principally of payments to outside consultants, developers and programmers and payments to web hosting and email hosting providers. The decrease in cash used in operating activities was the result of our limited cash resources to deploy to our operations.

Investing Activities

We did not utilize and cash in investing activities for the nine months ended March 31, 2020 or 2019.

Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities was $5,135 compared to $14,640 during the 2019 period. In each year, financing was provided by loans to the Company. We utilized all of the proceeds that we received from the borrowings for working capital.

Contractual Commitments as of March 31, 2020

As of March 31, 2020, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended March 31, 2020 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2019 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $773,681 at March 31, 2020. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

The Company believes that its significant accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. Our significant accounting policies are described in Note C to our audited financial statements included in our annual report on Form 10-K for the period ended December 31, 2019. We do not believe that there has been any significant change in the Company’s critical accounting policies since December 31, 2019.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2020. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

APPSOFT TECHNOLOGIES, INC.

Date: January 27, 2021	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

