Form 10-Q
period 2020-06-30
Appsoft Technologies, Inc.
filed 2021-01-28
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

(516) 224-7717

Issuer’s telephone number

_____________________________________________

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

At January 27, 2021, there were 4,153,103 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

	As of	As of
	June 30, 2020 (Unaudited)	December 31, 2019 (Audited)
CURRENT ASSETS
Cash	$6	$6
TOTAL CURRENT ASSETS	6	6
FIXED ASSETS
Computer Equipment, net	415	623
TOTAL FIXED ASSETS	415	623

TOTAL ASSETS	$421	$629

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	38,232	35,046
Accrued Interest	6,106	3,995
TOTAL CURRENT LIABILITIES	44,338	39,041

Note Payable	218,581	202,420
TOTAL LIABILITIES	262,919	241,461

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,937,400 and 1,937,900 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	$194	$194
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,145,103 and 4,145,103 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	414	414
Additional Paid in Capital	491,492	491,492
Additional Paid in Capital - Stock Warrants	42,400	42,400
Accumulated Deficit	(796,998)	(775,332)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(262,498)	(240,832)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$421	$629

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2020 (Unaudited)	2019 (Unaudited)	2020 (Unaudited)	2019 (Unaudited)

Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	-	-	2,321	6,511
Amortization/Depreciation Expense	104	104	208	208
Interest Expense	1,073	924	2,111	1,774
Outside Services	-	-	-	2,000
Professional Fees	17,026	1,769	17,026	9,109
Total Expense	18,203	2,797	21,666	19,602
Loss from operations	$(18,203)	$(2,797)	$(21,666)	$(19,602)
Provision for Income Taxes	$-	$-	$-	$-
NET LOSS	(18,203)	(2,797)	(21,666)	(19,602)
Weighted average common shares outstanding, basic and fully diluted	4,145,103	4,145,103	4,145,103	4,145,103

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For the six months ended June 30,
	2020 (Unaudited)	2019 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,666)	$(19,602)

Amortization and Depreciation	208	208
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	3,186	(11,800)
Increase (decrease) in Accrued Interest Expense	2,111	1,774
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(16,161)	(29,420)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	16,161	29,409
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	16,161	29,409

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	(11)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	6	17

END OF THE PERIOD	$6	$6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the six months ended
June 30, 2019 (Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Additional Paid-in Capital Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Equity

Balances, January 1, 2019	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(730,756)	$(196,256)

Net Loss	-	-	-	-	-	-	(19,602)	$(19,602)

Balances, June 30, 2019	4,154,103	414	1,937,400	194	491,492	42,400	(750,358)	(215,858)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the six months ended
June 30, 2020 (Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Additional Paid-in Capital Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Equity
Balances, January 1, 2020	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(775,332)	$(240,832)

Net Loss	-	-	-	-	-	-	(21,666)	$(21,666)

Balances, June 30, 2020	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(796,998)	$(262,498)

The accompanying notes are an integral part of these financial statements.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $796,998 and cash used in operations of $16,161 at the period ended June 30, 2020.

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

AS OF JUNE 30, 2020

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There was a total of 1,937,400 upon conversion of preferred stock as June 30, 2020.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2020, and 2019 the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended June 30, 2020 and 2019.

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

AS OF JUNE 30, 2020

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended June 30, 2020 and 2019.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2020, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2020 and 2019.

Recently Issued Accounting Pronouncements

January 2019, the FASB issued ASU 2016-02, Leases (Topic 842) – ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize, in the statement of financial position, a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018 with a one-year deferral for Emerging Growth Companies, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all non-public business entities upon issuance. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2020 and 2019.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $.0001 par value per share.

Total issued and outstanding shares of common stock is 4,145,103 and 4,145,103 as of June 30, 2020 and 2019, respectively.

Total issued and outstanding shares of preferred stock is 1,937,400 and 1,937,400 as of June 30, 2020 and 2019, respectively.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

NOTE E-CAPITAL STOCK—CONT’D

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

Capital Contributions

Brian Kupchik, President and CEO made no capital contributions during the six months ended June 30, 2020 and 2019.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of June 30, 2020 is approximately $797,000 and as of June 30, 2019 is $750,000 approximately.  The total deferred tax asset is approximately $167,000 and $158,000 for the periods ended June 30, 2020 and 2019, respectively.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

NOTE G – INCOME TAX—CONT’D

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

NOTE H--NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT

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

The total amount of the Notes Payable is $218,681 and bears interest at 2% per year.  Interest expense for the six-month period ended June 30, 2020 is $2,111 and total accrued interest as of June 30, 2020 is $6,106.  Detail of the $218,581 in Notes Payable is as follows:

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

As of March 31, 2020, the Company executed a Drawdown Promissory Note in favor of Bryan Glass Securities, Inc. (“BSG”) under which the Company is entitled to borrow up to an aggregate of $50,000 during the 2020 calendar year (the “Drawdown Note”).  Under the Drawdown Note, the Company must request a drawdown against the instrument not less than three days prior to the date on which it requires the proceeds, stating the amount of the drawdown and the purposes to which the proceeds will be applied.  BSG is entitled to approve or decline an advance of all or a portion of the drawdown request.  The unpaid principal amount of the Drawdown Note bears interest at the rate of 2% per year.  During the period January 1, 2020 through June 30, 2020, the Company borrowed an aggregate of $16,161 from BSG under the Drawdown Note and the sum of $33,839 remains available for advances thereunder.

NOTE I—FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079.  The computer equipment will be depreciated over its estimated useful life of 5 years.  Annual depreciation is $416.  Depreciation expense was $208 and $208 for the six months ended June 30, 2020 and 2019, respectively.  Accumulated Depreciation is $1,664 and 1,560 as of June 30, 2020 and December 31, 2019.

NOTE J—MATERIAL EVENTS/MATERIAL EVENTS

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Report. Factors that might cause such a discrepancy include, but are not limited to:

●	Our ability to obtain financing as and when needed on acceptable terms.
●	Our failure to develop or acquire and publish new Apps that achieve market acceptance or we do not continue to enhance our existing Apps.
●	Our inability to maintain a good relationship with the markets where our Apps are distributed.
●	Our inability to keep pace with technological changes and market conditions in the Apps industry.
●	Our inability to compete against a wide range of companies that market Apps, many of which have significantly greater resources than we do.

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

Results of Operations for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019 (unaudited)

The following table presents our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Revenue	$-	$-

Expenses
Selling, General and Administrative	-	-
Amortization/Depreciation Expense	104	104
Interest Expense	1,073	924
Outside Services	-	-
Professional Fees	17,026	1,769
Total Expenses	18,203	2,797
Net loss from operations	$(18,203)	$(2,797)

Business Activity

During the quarter ended June 30, 2020, our efforts focused on identifying sources of meaningful capital and we experienced only inconsequential business activity.

Net Loss

During the quarter ended June 30, 2020, we had a net loss from operations of $18,203, as compared to a net loss of $2,797 for the 2019 period.

Results of Operations for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019.

The following table presents our results of operations for the six months ended June 30, 2019 compared to the six months ended June 30, 2019:

	Six Months Ended June 30,
	2020	2019
Revenue	$-	$-

Expenses
Selling, General and Administrative	2,321	6,511
Amortization/Depreciation Expense	208	208
Interest Expense	2,111	1,774
Outside Services	-	2,000
Professional Fees	17,026	9,109
Total Expenses	(21,666)	(19,602)
Net loss from operations	$(21,666)	$(19,602)

Revenues

During the six months ended June 30, 2020 and 2019, we did not record any revenue.

Net Loss

During the six months ended June 30, 2020, we had a net loss from operations of $21,666, as compared to a net loss of $19,602 for the six months ended June 30, 2019.

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

As of June 30, 2020, we had working capital deficit of $44,332, compared to working capital deficit of $39,035 at December 31, 2019.

Since our inception, we have financed our operations through the sale of equity securities, from third party loans and from internally generated revenue from operations. .

Over the last several years, we have been borrowing cash from ESFI and its related parties to fund our operations in part. During the six months ended June 30, 2020, we borrowed an aggregate of $16,161 from Empire State Financial, Inc. and its related parties (“ESFI”). As of September 30, 2020, we had borrowed from ESFI and its related parties an aggregate of $218,581. The loans from ESFI are evidenced by a promissory note that matures on December 31, 2021 and bear interest at the rate of 2% per year.

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

Our cash on hand and cash flow from operations are not sufficient to fund our existing operations or support our desired development and acquisition strategy or required in connection with launching, marketing and promoting our games. Over the last twelve months, we have been using the proceeds from loans to fund our operations. We are seeking to identify meaningful sources of capital to fund the entire range of our operations and development activities, though we cannot provide any assurance that we will identify any such sources of capital. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities or through other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will continue to constrain our operations, including App development and marketing, and restrict our ability to grow. If we are unable to obtain additional financing, we may possibly have to cease our operations.

Cash Flows:

The following table presents summary cash flow information.

	For the six months ended June 30, 2020	For the six months ended June 30, 2019

Net cash used in operating activities	$(16,161)	$(29,420)
Net cash used in investing activities	—	—
Net cash provided by financing activities	16,161	29,420
Net increase (decrease) in cash	$-	$(11)

Contractual Commitments as of June 30, 2020

As of June 30, 2020, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended June 30, 2020 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2019 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $796,998 at June 30, 2020. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

________________

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

