Form 10-Q
period 2020-09-30
Appsoft Technologies, Inc.
filed 2021-01-28
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

(516) 224-7717

Issuer’s telephone number

______________________________________________

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒		Smaller reporting company	☒
Emerging Growth Company	☒	(Do not check if a smaller reporting company)

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

	As of	As of
	September 30, 2020 (Unaudited)	December 31, 2019 (Audited)
CURRENT ASSETS
Cash	$6	$6
TOTAL CURRENT ASSETS	6	6
FIXED ASSETS
Computer Equipment, net	311	623
TOTAL FIXED ASSETS	311	623

TOTAL ASSETS	$317	$629

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	38,232	35,046
Accrued Interest	7,199	3,995
TOTAL CURRENT LIABILITIES	45,431	39,041

Note Payable	218,581	202,420
TOTAL LIABILITIES	264,012	241,461

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,937,400 and 1,937,900 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	$194	$194
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,145,103 and 4,145,103 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	414	414
Additional Paid in Capital	491,492	491,492
Additional Paid in Capital - Stock Warrants	42,400	42,400
Accumulated Deficit	(798,195)	(775,332)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(263,695)	(240,832)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$317	$629

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2020 (Unaudited)	2019 (Unaudited)	2020 (Unaudited)	2019 (Unaudited)

Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	-	270	2,321	6,781
Amortization/Depreciation Expense	104	104	312	312
Interest Expense	1,093	954	3,204	2,728
Outside Services	-	-	-	2,000
Professional Fees	-	1,256	17,026	10,365
Total Expense	1,197	2,584	22,863	22,186
Loss from operations	$(1,197)	$(2,584)	$(22,863)	$(22,186)
Provision for Income Taxes	$-	$-	$-	$-
NET LOSS	(1,197)	(2,584)	(22,863)	(22,186)
Weighted average common shares outstanding, basic and fully diluted	4,145,103	4,145,103	4,145,103	4,145,103

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For the nine months ended September 30,
	2020 (Unaudited)	2019 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,863)	$(22,186)

Amortization and Depreciation	312	312
Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	3,186	(11,800)
Increase (decrease) in Accrued Interest Expense	3,204	2,728
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(16,161)	(30,946)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	16,161	30,935
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	16,161	30,935

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	(11)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	6	17

END OF THE PERIOD	$6	$6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the nine months ended
September 30, 2019 (Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Additional Paid-in Capital Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Equity

Balances, January 1, 2019	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(730,756)	$(196,256)

Net Loss	-	-	-	-	-	-	(22,186)	$(22,186)

Balances, September 30, 2019	4,154,103	414	1,937,400	194	491,492	42,400	(752,942)	(218,442)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the nine months ended
September 30, 2020 (Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Additional Paid-in Capital Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Equity
Balances, January 1, 2020	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(775,332)	$(240,832)

Net Loss	-	-	-	-	-	-	(22,863)	$(22,863)

Balances, September 30, 2020	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(798,195)	$(263,695)

The accompanying notes are an integral part of these financial statements.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $798,195 and cash used in operations of $16,161 at the period ended September 30, 2020.

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

AS OF SEPTEMBER 30, 2020

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There was a total of 1,937,400 upon conversion of preferred stock as September 30, 2020.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2020, and 2019 the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended September 30, 2020 and 2019.

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

AS OF SEPTEMBER 30, 2020

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended September 30, 2020 and 2019.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2020, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended September 30, 2020 and  2019.

Recently Issued Accounting Pronouncements

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2020 and 2019.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

NOTE E-CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $.0001 par value per share.

Total issued and outstanding shares of common stock is 4,145,103 and 4,145,103 as of September 30, 2020 and 2019, respectively.

Total issued and outstanding shares of preferred stock is 1,937,400 and 1,937,400 as of September 30, 2020 and 2019, respectively.

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

Capital Contributions

Brian Kupchik, President and CEO made no capital contributions during the nine months ended September 30, 2020 and 2019.

September 30

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

AS OF SEPTEMBER 30, 2020

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of September 30, 2020 is approximately $798,000 and as of September 30, 2019 is $753,000 approximately.  The total deferred tax asset is approximately $168,000 and $158,000 for the periods ended September 30, 2020 and 2019, respectively.

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

The total amount of the Notes Payable is $207,555 and bears interest at 2% per year.  Interest expense for the nine-month period ended September 30, 2020 is $3,204 and total accrued interest as of September 30, 2020 is $7,199.  Detail of the $218,581 in Notes Payable is as follows:

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

As of March 31, 2020, the Company executed a Drawdown Promissory Note in favor of Bryan Glass Securities, Inc. (“BSG”) under which the Company is entitled to borrow up to an aggregate of $50,000 during the 2020 calendar year (the “Drawdown Note”).  Under the Drawdown Note, the Company must request a drawdown against the instrument not less than three days prior to the date on which it requires the proceeds, stating the amount of the drawdown and the purposes to which the proceeds will be applied.  BSG is entitled to approve or decline an advance of all or a portion of the drawdown request.  The unpaid principal amount of the Drawdown Note bears interest at the rate of 2% per year.  During the period January 1, 2020 through September 30, 2020, the Company borrowed an aggregate of $16,161 from BSG under the Drawdown Note and the sum of $33,839 remains available for advances thereunder.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

NOTE I—FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079.  The computer equipment will be depreciated over its estimated useful life of 5 years.  Annual depreciation is $416.  Depreciation expense was $312 and $312 for the nine months ended September 30, 2020 and 2019, respectively.  Accumulated Depreciation is $1,768 and 1,560 as of September 30, 2020 and December 31,2019.

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

Results of Operations for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019 (unaudited)

The following table presents our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Revenue	$-	$-

Expenses
Selling, General and Administrative	-	270
Depreciation/Amortization Expense	104	104
Interest Expense	1,093	954
Outside Services	-	-
Professional Fees	-	1,256
Total Expenses	1,197	2,584
Net Loss	$(1,197)	$(2,584)

Business Activity

During the quarter ended June 30, 2020, our efforts focused on identifying sources of meaningful capital and we experienced only inconsequential business activity.

Net Loss

During the three months ended September 30, 2020, we had a net loss from operations of $1,197, as compared to a net loss of $2,584 for the comparable 2019 period.

Results of Operations for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

The following table presents our results of operations for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019:

	Nine Months Ended September 30,
	2020	2019
Revenue	$-	$-

Expenses
Selling, General and Administrative	2,321	6,781
Amortization/Depreciation Expense	312	312
Interest Expense	3,204	2,728
Outside Services	-	2,000
Professional Fees	17,026	10,365
Total Expenses	22,863	22,186
Net Loss	$(22,863)	$(22,186)

Revenues

During the nine months ended September 30, 2020 and 2019, we did not record any revenue.

Net Loss

During the three and nine months ended September 30, 2020, we had a net loss from operations of $1,197, and $22,863, respectively, as compared to a net loss of $2,584 and $22,186 for the comparable 2019 periods.

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

As of September 30, 2020, we had a working capital deficit of $45,425, compared to a working capital deficit of $39,035 at December 31, 2019.

Since our inception, we have financed our operations through the sale of equity securities, from third party loans and from internally generated revenue from operations.

Over the last several years, we have been borrowing cash from ESFI and its related parties to fund our operations in part. During the nine months ended September 30, 2020, we borrowed an aggregate of $16,161 from Empire State Financial, Inc. and its related parties (“ESFI”). As of September 30, 2020, have borrowed from ESFI and its related parties an aggregate of $218,581. The loans from ESFI are evidenced by a promissory note that matures on December 31, 2021 and bear interest at the rate of 2% per year.

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

Cash Flows:

The following table presents summary cash flow information.

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019

Net cash used in operating activities	$(16,161)	$(30,946)
Net cash used in investing activities	-	-
Net cash provided by financing activities	16,161	30,935
Net increase in cash	$-	$(11)

Contractual Commitments as of September 30, 2020

As of September 30, 2020, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended September 30, 2020 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2019 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $798,195 at September 30, 2020. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2020. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

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

