Form 10-K
period 2020-12-31
Appsoft Technologies, Inc.
filed 2021-05-27
CIK 1651992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2020 was approximately $52,628.

At May 27, 2021, there were 4,105,103 shares of common stock outstanding.

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

PART I

ITEM 1. BUSINESS

General

AppSoft Technologies, Inc. (“we,” “us,” or the “Company”) develops, publishes and markets mobile software applications for smartphones and tablet devices (“Apps”). We generate revenue from sales, or downloads, of our Apps and from advertisements published on our ad supported game titles. We currently own a portfolio comprising over 400 Apps titles including games designed to appeal to a broad cross section of consumers and legal-related Apps that provide compilations of federal and state laws and regulations across a variety of legal disciplines and digests of court decisions rendered by federal courts. We offer some of our game titles in both a free advertisement-supported version and a paid version that does not display ads. We believe that the ad supported versions allow for wider dissemination of our titles to consumers who might not otherwise spend money for an App without first playing the game.

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

Product Development

We seek to develop and acquire new Apps to supplement our portfolio. Our primary focus will be to release new game titles. We are seeking to develop a pipeline of independent game designers, developers and programmers who provide us with new ideas and titles to publish. We typically enter into services or consulting agreements with our independent developers. Agreements with third-party developers generally give us exclusive publishing and marketing rights and require us to make development payments, pay royalties based on product sales and to satisfy other conditions. Our agreements with third-party developers generally provide us with the right to monitor development efforts and to cease making development payments if specified development milestones are not satisfied.

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

In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals in all of our segments who are able to create and launch Apps and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. As an example of the competition that we face, as of the fourth quarter of 2020, Statista estimated that 3.14 million mobile Apps were available to download from the Apple App Store for various iOS devices. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players and users who purchase content for their devices without substantially increasing marketing or development costs.

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

On May 26, 2021, the closing bid price of our common stock was $0.30 per share.

Holders

As of March 29, 2021, we had 57 record holders and 4,145,103 shares of common stock outstanding.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not issue any securities during fiscal 2021.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, publish and market Apps for smartphones and tablet devices. We derive revenue from sales, or downloads, of our Apps and from advertisements published on our ad-supported game titles. During 2019, we did not generate any revenue. Over the course of 2021, we expect to generate revenue from the sale of software titles that we are developing for own account, from titles that were developed by third-parties which we acquired and from titles that have been developed for our benefit. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development costs.

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

Growth Strategies and Outlook

Our principal growth strategy entails developing and acquiring new Apps to supplement our existing Apps portfolio. Our primary focus will be to release new game titles. We seek to solicit new games and concepts that we may acquire from third parties. We also will seek to develop and publish free-to-play games. Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee, through “in-app purchases” utilizing virtual currency that may be purchased through digital storefronts, and to engage with various advertisements and offers that generate revenues for us. We may seek to acquire franchises around which we develop games, including movies, television programs, toys and other cultural phenomena that lend themselves to gamification.

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

Our revenues also will depend on maintaining our continued good relationship with the digital storefront operators, namely Apple and Google, each of which could unilaterally alter their terms of service in ways that could harm our business.

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

Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The following table presents our results of operations for the year ended December 31, 2020 and 2019:

	For the years ended December 31,
	2020	2019

Revenue	$—	$—

Expenses
Selling, General and Administrative	6,350	10,888
Depreciation and Amortization Expense	416	416
Interest Expense	4,405	3,730
Outside Services	—	2,000
Professional Fees	35,636	27,542
Total Expense	46,807	44,576
Loss from Operations	$(46,807)	(44,576)

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

As of December 31, 2020, we had total assets of $213 and total liabilities of $287,852, of which $241,220 is attributable to the principal and interest due under a promissory note we issued in 2019 which replaced promissory notes issued during the prior three years. Comparably, as of December 31, 2019, we had total assets of $629 and total liabilities of $241,462, of which $202,420 is attributable to the principal and interest due under promissory notes issued during the three prior years. As of December 31, 2020, we had a working capital deficit of $46,626 and a working capital deficit of $33,922 as of December 31, 2019.

Cash Flows:

The following table presents summary cash flow information for the periods indicated.

	For the years ended December 31,
	2020	2019
Net cash used in operating activities	(38,800)	42,118
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	38,800	42,106
Net increase (decrease) in cash and cash equivalents	-	(11)

Operating Activities

Cash used in operations was $38,800 and $42,118 for the years ended December 31, 2020 and 2019, respectively. In 2020 and 2019, cash was mainly used to pay SGA expenses and the cost of our outside professionals.

Investing Activities

We did not use any cash in investing activities during the years ended December 31, 2020 and 2019.

Financing Activities

Cash flow from financing activities was $38,800 and $42,106 for the years ended December 31, 2020 and 2019, respectively. These amounts were attributable to loans received periodically over the course of the year.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AppSoft Technologies, Inc. as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2019

Lakewood, CO

May 24, 2021

AppSoft Technologies, Inc.

Balance Sheets

	As of
	December 31
	2020	2019
CURRENT ASSETS
Cash	$6	$6
TOTAL CURRENT ASSETS	6	6
FIXED ASSETS
Computer Equipment, net	207	623
TOTAL FIXED ASSETS	207	623

TOTAL ASSETS	$213	$629

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	38,232	35,046
Accrued Interest	8,400	3,995
TOTAL CURRENT LIABILITIES	46,632	39,041

Note Payable	241,220	202,420
TOTAL LIABILITIES	287,852	241,461

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,937,400 and 1,937,900 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively)	$194	$194
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,145,103 and 4,145,103 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively)	414	414
Additional Paid in Capital	491,492	491,492
Additional Paid in Capital - Stock Warrants	42,400	42,400
Accumulated Deficit	(822,139)	(775,332)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(287,639)	(240,832)

See Notes to Consolidated Financial Statements

AppSoft Technologies, Inc.

Statements of Operations

	For the years ended December 31,
	2020	2019

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	6,350	10,888
Amortization/Depreciation Expense	416	416
Interest Expense	4,405	3,730
Outside Services	-	2,000
Professional Fees	35,636	27,542
Total Expense	46,807	44,576
Loss from operations	$(46,807)	$(44,576)
Provision for Income Taxes	$-	$-
NET LOSS	(46,807)	(44,576)
Weighted average common shares outstanding, basic and fully diluted	4,145,103	4,145,103

Basic and fully diluted net loss per common share:	$(0.01)	$(0.01)

See Notes to Consolidated Financial Statements

AppSoft Technologies, Inc.

Statements of Cash Flows

	For the years ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,807)	$(44,576)

Amortization and Depreciation	416	416
Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	3,186	(1,687)
Increase (decrease) in Accrued Interest Expense	4,405	3,730
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(38,800)	(42,117)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	38,800	42,106
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	38,800	42,106

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	(11)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	6	17

END OF THE PERIOD	$6	$6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

See Notes to Consolidated Financial Statements

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the year ended

December 31, 2020

					Additional	Additional Paid-in Capital
	Common Stock		Preferred Stock		Paid-in	Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Equity
Balances, January 1, 2020	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(775,332)	$(240,832)

Net Loss	-	-	-	-	-	-	(46,807)	$(46,807)

Balances, December 31, 2020	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(822,139)	$(287,639)

See Notes to Consolidated Financial Statements

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the years ended

December 31, 2019

					Additional	Additional Paid-in Capital
	Common Stock		Preferred Stock		Paid-in	Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Equity

Balances, January 1, 2019	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(730,756)	$(196,256)

Net Loss	-	-	-	-	-	-	(44,576)	$(44,576)

Balances, December 31, 2019	4,154,103	414	1,937,400	194	491,492	42,400	(775,332)	(240,832)

See Notes to Consolidated Financial Statements

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $822,139 and cash used in operations of $38,800 at the period ended December 31, 2020.

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

Interim filings should be read in conjunction with the Company’s annual report as of December 31, 2020.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There was a total of 1,937,400 upon conversion of preferred stock as December 31, 2020.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2020, and 2019 the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended December 31, 2020 and 2019.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended December 31, 2020 and 2019.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2020, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended December 31, 2020 and  2019.

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

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2020 and 2019.

NOTE E—CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $.0001 par value per share.

Total issued and outstanding shares of common stock is 4,145,103 and 4,145,103 as of December 31, 2020 and 2019, respectively.

Total issued and outstanding shares of preferred stock is 1,937,400 and 1,937,400 as of December 31,2020 and 2019, respectively.

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

Capital Contributions

Brian Kupchik, President and CEO made no capital contributions during the twelve months ended December 31, 2020 and 2019.

NOTE F—INCOME TAX

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of December 31, 2020 is approximately $822,000 and as of December 31, 2019 is $775,000 approximately.  The total deferred tax asset is approximately $173,000 and $163,000 for the periods ended December 31, 2020 and 2019, respectively.

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

NOTE G—NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT

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

The total amount of the Notes Payable is $241,220 and bears interest at 2% per year.  Interest expense for the twelve-month period ended December 31, 2020 is $4,405 and total accrued interest as of December 31, 2020 is $8,400.

Detail of the Notes Payable is as follows:

●      2018 Principal and Interest consolidated into new promissory note in the amount of $160,314.

●      During the 1st Quarter 2019, the Company incurred an additional $14,640 in Notes Payable.

●      During the 2nd Quarter 2019, the Company incurred an additional $14,769 in Notes Payable.

●      During the 3rd Quarter 2019, the Company incurred an additional $1,526 in Notes Payable.

●      During the 4th Quarter 2019, the Company incurred an additional $11,171 in Notes Payable.

As of March 31, 2020, the Company executed a Drawdown Promissory Note in favor of Bryan Glass Securities, Inc. (“BSG”) under which the Company is entitled to borrow up to an aggregate of $50,000 during the 2020 calendar year (the “Drawdown Note”).  Under the Drawdown Note, the Company must request a drawdown against the instrument not less than three days prior to the date on which it requires the proceeds, stating the amount of the drawdown and the purposes to which the proceeds will be applied.  BSG is entitled to approve or decline an advance of all or a portion of the drawdown request.  The unpaid principal amount of the Drawdown Note bears interest at the rate of 2% per year.  During the period January 1, 2020 through December 31, 2020, the Company borrowed an aggregate of $38,800 from BSG under the Drawdown Note and the sum of $11,200 remained available for advances thereunder.

NOTE H—FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079.  The computer equipment will be depreciated over its estimated useful life of 5 years.  Annual depreciation is $416.  Depreciation expense was $416 and $416 for the twelve months ended December 31, 2020 and 2019, respectively.  Accumulated Depreciation is $1,872 and 1,456 as of December 31, 2020 and December 31,2019.

NOTE I—MATERIAL EVENTS/MATERIAL EVENTS

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements and has determined no subsequent events have occurred.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2020.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Brian Kupchik currently is our only officer and director. Set forth below is certain information regarding Mr. Kupchik.

Name	Age	Position

Brian Kupchik	46	President, Chief Executive Officer and Director

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

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the quarter ended December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes compensation recorded by us for the years ended December 31, 2020 and 2019 for our principal executive officer who also serves as our principal financial officer.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brian Kupchik, President and	2020	0	0	0	0	0	0	0	0
Chief Executive Officer	2019	0	0	0	0	0	0	0	0

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

No compensation was paid to our director for his service as a director during the year ended December 31, 2020.

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

_____________

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the years ended December 31, 2019 and 2020, the Company paid no management fees to Brian Kupchik, President and CEO.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the fiscal years ended December 31, 2020 and 2019 provided by BF Borgers CPA PC.

	2020	2019

Audit Fees	$6,000	$6,000

Audit-Related Fees	9,000	9,000

Tax Fees

All Other Fees

Total	$15,000	$15,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the report of BF Borgers CPA PC are included in Part II, Item 8:

(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the Notes to Financial Statements.

(3)	Exhibits.

Exhibit	Description

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

36

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

37

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

___________

*	Filed herewith.

**

Furnished herewith. This certification is not deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPSOFT TECHNOLOGIES, INC.

May 27, 2021	By:	/s/ Brian Kupchik
Brian Kupchik
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Brian Kupchik	President, Chief Executive Officer, principal executive officer and
/s/ Brian Kupchik	principal financial and accounting officer	May 27, 2021

39