Form 10-Q
period 2021-03-31
Appsoft Technologies, Inc.
filed 2021-06-07
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

_______________________________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At June 7, 2021, there were 4,145,103 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPSOFT TECHNOLOGIES, INC.
BALANCE SHEETS
	As of	As of
	March 31, 2021	December 31, 2020
CURRENT ASSETS
Cash	$816	$6
TOTAL CURRENT ASSETS	816	6
FIXED ASSETS
Computer Equipment, net	103	207
TOTAL FIXED ASSETS	103	207

TOTAL ASSETS	$919	$213

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	38,232	38,232
Accrued Interest	10,699	8,400
TOTAL CURRENT LIABILITIES	48,931	46,632

Note Payable	252,268	241,220
TOTAL LIABILITIES	301,199	287,852

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,937,400 and 1,937,400 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	$194	$194
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,145,103 and 4,145,103 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	414	414
Additional Paid in Capital	491,492	491,492
Additional Paid in Capital - Stock Warrants	42,400	42,400
Accumulated Deficit	(834,780)	(822,139)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(300,280)	(287,639)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$919	$213

Financial Statements prepared by company management

See Notes to Financial Statements

APPSOFT TECHNOLOGIES, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
	For the three months ended March 31,
	2021	2020

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	3,763	2,321
Amortization/Depreciation Expense	104	104
Interest Expense	2,298	1,037
Outside Services	6,226	-
Professional Fees	250	-
Total Expense	12,641	3,462
Loss from operations	$(12,641)	$(3,462)
Provision for Income Taxes	$-	$-
NET LOSS	(12,641)	(3,462)
Weighted average common shares outstanding, basic and fully diluted	4,145,103	4,145,103

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)

Financial Statements prepared by company management

See Notes to Financial Statements

APPSOFT TECHNOLOGIES, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
	For the three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,641)	$(3,462)

Amortization and Depreciation	104	104
Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	-	(2,815)
Increase (decrease) in Accrued Interest Expense	2,299	1,038
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(10,238)	(5,135)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	11,048	5,135
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,048	5,135

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	810	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	6	6

END OF THE PERIOD	$816	$6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

Financial Statements prepared by company management

See Notes to Financial Statements

APPSOFT TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the three months ended
March 31, 2021

						Additional
	Common Stock		Preferred Stock		Additional Paid-in	Paid-in Capital Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Equity
Balances, January 1, 2021	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(822,139)	$(287,639)

Net Loss	-	-	-	-	-	-	(12,641)	$(12,641)

Balances, March 31, 2021	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(834,780)	$(300,280)

Financial Statements prepared by company management

See Notes to Financial Statements

APPSOFT TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the three months ended
March 31, 2020

						Additional
	Common Stock		Preferred Stock		Additional Paid-in	Paid-in Capital Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Equity
Balances, January 1, 2020	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(775,332)	$(240,832)

Net Loss	-	-	-	-	-	-	(3,462)	$(3,462)

Balances, March 31, 2020	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(778,794)	$(244,294)

Financial Statements prepared by company management

See Notes to Financial Statements

APPSOFT TECHNOLOGIES

NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $834,780 and cash used in operations of $10,238 at the period ended March 31, 2021.

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

Revenue Recognition- On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new revenue standard replaces most existing revenue recognition guidance in GAAP and permits the use of either the full retrospective or modified retrospective transition method. The Company adopted this standard using the modified basis effective January 1, 2019, and given the Company's limited revenue, the modified retrospective basis has no material impact on prior years given the limited revenue.

APPSOFT TECHNOLOGIES

NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There was a total of 1,937,400 upon conversion of preferred stock as March 31, 2021.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2021 and 2020 the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended March 31, 2021 and 2020.

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

APPSOFT TECHNOLOGIES

NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended March 31, 2021 and 2020.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2021, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2021 and 2020.

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2021 and 2020.

APPSOFT TECHNOLOGIES

NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

NOTE E-CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $.0001 par value per share.

Total issued and outstanding shares of common stock is 4,145,103 and 4,145,103 as of March 31, 2021 and 2020, respectively.

Total issued and outstanding shares of preferred stock is 1,937,400 and 1,937,400 as of March 31, 2021 and 2020, respectively.

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

The Company agreed to reduce the price at which each share of Series A Preferred Stock, of which Ventureo is the sole holder, converts into Common Stock from $0.005 per share to $0.0002 per share. The Company filed an amendment to its Articles of Incorporation reflecting the change of the conversion price. The Company’s Board approved the Agreement by unanimous written consent to action on November 30, 2018, and the Majority Holders approved the Agreement by the Stockholder Consent on December 4, 2018.

Capital Contributions

Brian Kupchik, President and CEO made no capital contributions during the twelve months ended March 31, 2021 and 2020.

NOTE F – INCOME TAX

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of March 31, 2021 is approximately $835,000 and as of March 31, 2020 is $779,000 approximately. The total deferred tax asset is approximately $175,000 and $164,000 for the periods ended March 31, 2021 and 2020, respectively.

APPSOFT TECHNOLOGIES

NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

NOTE F – INCOME TAX—CONT’D

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

NOTE G--NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT

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

The total amount of the Notes Payable is $252,268 and bears interest at 2% per year. Interest expense for the three-month period ended March 31, 2021 and 2020 is $2,298 and $1,037, respectively. Total accrued interest as of March 31, 2021 is $10,699.

Detail of the Notes Payable is as follows:

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

As of March 31, 2020, the Company executed a Drawdown Promissory Note in favor of Bryan Glass Securities, Inc. (“BSG”) under which the Company is entitled to borrow up to an aggregate of $50,000 during the 2020 calendar year (the “Drawdown Note”). Under the Drawdown Note, the Company must request a drawdown against the instrument not less than three days prior to the date on which it requires the proceeds, stating the amount of the drawdown and the purposes to which the proceeds will be applied. BSG is entitled to approve or decline an advance of all or a portion of the drawdown request. The unpaid principal amount of the Drawdown Note bears interest at the rate of 2% per year. During the period January 1, 2020 through March 31, 2021, the Company borrowed an aggregate of $49,848 from BSG under the Drawdown Note and the sum of $152 remained available for advances thereunder.

NOTE H—FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079. The computer equipment will be depreciated over its estimated useful life of 5 years. Annual depreciation is $416. Depreciation expense was $104 and $104 for the three months ended March 31, 2021 and March 31, 2020, respectively. Accumulated Depreciation is $1,976 and $1,560 as of March 31, 2021 and March 31,2020.

NOTE I—MATERIAL EVENTS/MATERIAL EVENTS

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

Results of Operations for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020 (unaudited)

The following table presents our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Revenue	$-	$-

Expenses
Selling, General and Administrative	3,763	2,321
Depreciation/Amortization Expense	104	104
Interest Expense	2,298	1,037
Outside Services	6,226	-
Professional Fees	250	-
Total Expenses	12,641	3,462
Net Loss	$(12,641)	$(3,462)

Business Activity

During the quarter ended March 31, 2021, our efforts focused on identifying sources of meaningful capital and we experienced only inconsequential business activity.

Net Loss

During the quarter ended March 31, 2021, we had a net loss from operations of $3,462, as compared to a net loss of $22,105 for the comparable 2020 period.

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

As of March 31, 2021, we had a working capital deficit of $48,115, compared to a working capital deficit of $46,626 at December 31, 2020.

Since our inception, we have financed our operations through the sale of equity securities, from third party loans and from internally generated revenue from operations.

During the three months ended March 31, 2021, we borrowed an aggregate of $11,048 from Empire State Financial, Inc. and its related parties (“ESFI”), which borrowings are evidenced by promissory notes that mature on December 31, 2021 and bear interest at the rate of 2% per year.

Over the last two years, we have been borrowing funds from ESFI and its related parties to fund our operations in part. As of March 31, 2021, we owed ESFI and its related parties an aggregate of $252,268, which loans are evidenced by promissory notes that mature on December 31, 2021.

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

Cash Flows:

Operating Activities

We used net cash used in operating activities for the nine months ended March 31, 2021 of $10,238 compared to $5,135 for the 2020 period, in each case consisting principally of payments to outside consultants, developers and programmers and payments to web hosting and email hosting providers. The decrease in cash used in operating activities was the result of our limited cash resources to deploy to our operations.

Investing Activities

We did not utilize and cash in investing activities for the nine months ended March 31, 2021 or 2020.

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $11,048 compared to $5,135 during the 2020 period. In each year, financing was provided by loans to the Company. We utilized all of the proceeds that we received from the borrowings for working capital.

Contractual Commitments as of March 31, 2021

As of March 31, 2021, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended March 31, 2021 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2020 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $834,780 at March 31, 2021. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

The Company believes that its significant accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. Our significant accounting policies are described in Note C to our audited financial statements included in our annual report on Form 10-K for the period ended December 31, 2020. We do not believe that there has been any significant change in the Company’s critical accounting policies since December 31, 2020.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2021. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

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

APPSOFT TECHNOLOGIES, INC.

Date: June 7, 2021	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

