Form 10-Q
period 2021-06-30
Appsoft Technologies, Inc.
filed 2021-08-16
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

At August 16, 2021, there were 4,153,103 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

	As of	As of
	June 30, 2021	December 31, 2020
CURRENT ASSETS
Cash	$682	$6
TOTAL CURRENT ASSETS	682	6
FIXED ASSETS
Computer Equipment, net	-	207
TOTAL FIXED ASSETS	-	207

TOTAL ASSETS	$682	$213

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	38,232	38,232
Accrued Interest	10,931	8,400
TOTAL CURRENT LIABILITIES	49,163	46,632

Note Payable	262,953	241,220
TOTAL LIABILITIES	312,116	287,852

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,936,000 and 1,937,400 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	$193	$194
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,504,103 and 4,154,103 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	449	414
Additional Paid in Capital	491,458	491,492
Additional Paid in Capital - Stock Warrants	42,400	42,400
Accumulated Deficit	(845,934)	(822,139)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(311,434)	(287,639)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$682	$213

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the three months ended June 30,
	2021	2020

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	3,311	-
Amortization/Depreciation Expense	104	104
Interest Expense	232	1,073
Outside Services	6,923	-
Professional Fees	585	17,026
Total Expense	11,155	18,203
Loss from operations	$(11,155)	$(18,203)
Provision for Income Taxes	$-	$-
NET LOSS	(11,155)	(18,203)
Weighted average common shares outstanding, basic and fully diluted	4,311,795	4,154,103

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the six months ended June 30,
	2021	2020

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	7,074	2,321
Amortization/Depreciation Expense	207	208
Interest Expense	2,530	2,111
Outside Services	13,149	-
Professional Fees	835	17,026
Total Expense	23,795	21,666
Loss from operations	$(23,795)	$(21,666)
Provision for Income Taxes	$-	$-
NET LOSS	(23,795)	(21,666)
Weighted average common shares outstanding, basic and fully diluted	4,233,385	4,154,103

Basic and fully diluted net loss per common share:	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For the six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,795)	$(21,666)

Amortization and Depreciation	207	208
Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	-	3,186
Increase (decrease) in Accrued Interest Expense	2,531	2,111
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(21,057)	(16,161)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	21,733	16,161
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	21,733	16,161

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	676	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	6	6

END OF THE PERIOD	$682	$6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the six months ended
June 30, 2021

						Additional
	Common Stock		Preferred Stock		Additional	Paid-in Capital
	Shares	Amount	Shares	Amount	Paid-in Capital	Stock Warrants	Accumulated Deficit	Total Equity
Balances, January 1, 2021	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(822,139)	$(287,639)

Preferred Shares Converted to Common Shares	350,000	35	(1,400)	(1)	(34)	-	-	-

Net Loss	-	-	-	-	-	-	(23,795)	$(23,795)

Balances, June 30, 2021	4,504,103	$449	1,936,000	$193	$491,458	$42,400	$(845,934)	$(311,434)

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

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

NOTE A—BUSINESS ACTIVITY

AppSoft Technologies (the "Company”) was organized under the laws of the State of Nevada March 24, 2015. The Company’s fiscal year end is December 31st. Appsoft is a developer of innovative games/mobile apps as well as Esports/E-gaming platforms, including Esportsreporter, a leading news channel for all things esports and professional gaming. Coverage includes events with live reporters as well as conducting face to face and virtual interviews with professional players in the space. We are currently building a following on digital media to generate revenue from sales, sponsorships, or merchandise from our fanbase and advertisers published on our ad supported content.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $845,934 and cash used in operations of $21,057 at the period ended June 30, 2021.

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

AS OF JUNE 30, 2021

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There was a total of 1,937,400 upon conversion of preferred stock as June 30, 2021.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2021 and 2020 the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended June 30, 2021 and 2020.

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

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended June 30, 2021 and 2020.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2021, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2021 and 2020.

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2021 and 2020.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

NOTE E-CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $.0001 par value per share.

Total issued and outstanding shares of common stock is 4,504,103 and 4,154,103 as of June 30, 2021 and 2020, respectively.

Total issued and outstanding shares of preferred stock is 1,936,000 and 1,937,400 as of June 30, 2021 and 2020, respectively.

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

During the 2nd Quarter 2021, the Company converted 1,400 shares of Preferred Stock into 350,000 shares of Common Stock.

Capital Contributions

Brian Kupchik, President and CEO made no capital contributions during the twelve months ended June 30, 2021 and 2020.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of June 30, 2021 is approximately $846,000 and as of June 30, 2020 is $797,000 approximately. The total deferred tax asset is approximately $178,000 and $167,000 for the periods ended June 30, 2021 and 2020, respectively.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

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

The total amount of the Notes Payable is $262,953 and bears interest at 2% per year. Interest expense for the six-month period ended June 30, 2021 and 2020 is $2,530 and $2,111, respectively. Total accrued interest as of June 30, 2021 is $10,931.

Detail of the Notes Payable is as follows:

· 2018 Principal and Interest consolidated into new promissory note in the amount of $160,314.

· During the 1st Quarter 2019, the Company incurred an additional $14,640 in Notes Payable.

· During the 2nd Quarter 2019, the Company incurred an additional $14,769 in Notes Payable.

· During the 3rd Quarter 2019, the Company incurred an additional $1,526 in Notes Payable.

· During the 4th Quarter 2019, the Company incurred an additional $11,171 in Notes Payable.

As of June 30, 2020, the Company executed a Drawdown Promissory Note in favor of Bryan Glass Securities, Inc. (“BGS”) under which the Company is entitled to borrow up to an aggregate of $150,000 during the 2020 and 2021 calendar years (the “Drawdown Note”). The original drawdown amount was $50,000, but has been increased to $150,000 in 2021 – see Note I below. Under the Drawdown Note, the Company must request a drawdown against the instrument not less than three days prior to the date on which it requires the proceeds, stating the amount of the drawdown and the purposes to which the proceeds will be applied. BGS is entitled to approve or decline an advance of all or a portion of the drawdown request. The unpaid principal amount of the Drawdown Note bears interest at the rate of 2% per year.

During the year 2020, $38,799 of the drawdown was borrowed.

During the 1st quarter 2021, $11,048 of the drawdown was borrowed.

During the 2nd quarter 2021, $10,685 of the drawdown was borrowed.

As of June 30, 2021, the Company has borrowed an aggregate of $60,532 from BGS under the Drawdown Note and the sum of $89,468 remains available for advances thereunder.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

NOTE H—FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079. The computer equipment will be depreciated over its estimated useful life of 5 years. Annual depreciation is $416. Depreciation expense was $207 and $208 for the six months ended June 30, 2021 and June 30, 2020, respectively. Accumulated Depreciation is $2,079 and $1,664 as of June 30, 2021 and June 30,2020.

NOTE I—MATERIAL EVENTS/SUBSEQUENT EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

On April 2, 2021, an amendment to the original Drawdown Promissory note was issued. Under the original Drawdown Note, the Company was extended up to $50,000 in credit at a rate of 2% per year. Under the amendment, the total drawdown amount has been increased from $50,000 to $150,000.

Subsequent Events

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

Overview

AppSoft Technologies, Inc., a Nevada corporation organized on March 24, 2015 (“we,” “us,” or the “Company”), develops, publishes and markets mobile software applications for smartphones and tablet devices (“Apps”). Our Apps titles include games designed to appeal to a broad cross section of consumers. We offer all of our game titles in both a free advertisement-supported version and a paid version that does not display ads. We believe that the ad supported versions allow for wider dissemination of our titles to consumers who might not otherwise spend money for an App without first playing the game.

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

During the second quarter of 2021, we launched an Esports/E-gaming platform which we refer to as Esportsreporter.com. Esportsreporter.com is a leading news channel for all things esports and gaming. Publishing the most relevant breaking news for esports and gaming, including coverage of industry trends and guides on the business of esports and gaming for investors and aspiring esports and gaming professionals. We have been covering the most important news in esports every day while also diving deeper with coverage of events with live reporters as well as conducting face to face and virtual interviews with professional players in the space. Esports is growing faster than ever with millions of gamers, millions of viewers, and millions of dollars in prizes. From what once seemed like a small, niche market, the esports industry is now among the fastest-growing in the world. Accordingly, we believe now is an ideal time to bring all esports and gaming news into one platform to leverage the growth of this global audience and maximize user engagement through Esportreporter.com.

In addition to becoming a leading source of esports news, Esportsreporter.com has its own editorial and digital content creation team that will continue to publish fresh original content covering the latest trends from the esports and gaming industry. We currently staff numerous qualified journalist and editorial gamers, as well as social media expert/ gamers, and video editors, graphic designers, and production engineers – all also gamers. Our platform is quickly becoming one of the highest trafficking eSports news sites, with a heavy and popular presence in the gaming and eSports communities via content both article and video, and social media, on its way toward becoming a major broadcaster of eSports tournaments and gaming events, with its own large in-house family of avid content creators.

The content we create includes: recording clips of tournaments for montages, similar to highlights of a major sports game.

Recording clips of professional streamers for montages, a very popular genre of content that YouTube and now Netflix are offering as their own channels, which we hope to emulate on in the near future. Videos recording our own staff explaining latest game patches, eSport team news/drama, new game trailers, new game features. Turning personal streams into montages for the site and channel.

We will have reporters attending the important upcoming events, including Play NYC, and have interviewed top Game Team Players. As capital permits, we will continue to grow and add more high caliber interviews as well as emerging game coverage and reviews, indie games still undiscovered, peripherals and gaming hardware systems, streaming video gameplay, competitive, walkthrough as well as industry technical topics.

We are currently building a following on digital media that will generate revenue from sales, sponsorships, or merchandise from our fanbase and advertisers published on our ad supported content.

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

Growth Strategies and Outlook

Over the next several periods, we expect to focus our efforts on the development of our Esports/E-gaming platforms. eSports have become popular worldwide, not only with participants but also with fans who watch them online and in public spaces, including arenas. According to Newzoo, an online statistics gathering and dissemination portal, in 2019, there were 245 million casual viewers and 198 million enthusiasts, making the total audience 443 million. By 2023, Newzoo predicts that the annual growth rate will be approximately 10.4%.

We will continue to seek to develop and acquire new Apps to supplement our existing Apps portfolio. Our primary focus will be to release new game titles. We are seeking to develop a pipeline of independent game designers, developers and programmers who provide us with new ideas and titles to publish. We also are soliciting new games and concepts that we may acquire from third parties. We will seek to develop and publish free-to-play games. Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee, through “in-app purchases” utilizing virtual currency they may be purchased through digital storefronts, and to engage with various advertisements and offers that generate revenues for us. We may seek to acquire franchises around which we develop games, including movies, television programs, toys and other cultural phenomena that lend themselves to gamification.

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

Results of Operations for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2021 (unaudited)

The following table presents our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020
Revenue	$		$-

Expenses
Selling, General and Administrative		3,311	-
Amortization/Depreciation Expense		104	104
Interest Expense		232	1,073
Outside Services		6,923	-
Professional Fees		585	17,026
Total Expenses		11,155	18,203
Net loss from operations		$(11,155)	(18,203)

Results of Operations for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020.

The following table presents our results of operations for the six months ended June 30, 2021 compared to the six months ended June 30, 2020:

	Six Months Ended June 30,
	2021	2020
Revenue	$-	$-

Expenses
Selling, General and Administrative	7,074	2,321
Amortization/Depreciation Expense	207	208
Interest Expense	2,530	2,111
Outside Services	13,149	-
Professional Fees	835	17,026
Total Expenses	23,795)	21,666)
Net loss from operations	$(23,795)	$(21,666)

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

As of June 30, 2021, we had working capital deficit of $48,481, compared to working capital deficit of $46,626 at December 31, 2020.

Since our inception, we have financed our operations through the sale of equity securities, from third party loans and from internally generated revenue from operations.

Over the last several years, we have been borrowing cash from ESFI and its related parties to fund our operations in part. During the six months ended June 30, 2021, we borrowed an aggregate of $262,953 from Bryan Glass Securities, Inc. and its related parties (“BGS”). The loans from BGS are evidenced by a promissory note that matures on December 31, 2021 and bear interest at the rate of 2% per year.

In March 2020, we entered into a Drawdown Promissory Note with Bryan Glass Securities, Inc., which we amended in April 2021, that allows us to draw down up to $150,000 in advances. The advances under the drawdown note bear interest at the rate of 2% per year and the note is payable on December 31, 2022. As of June 30, 2021, $89,648 remained available for advances to the Company as drawdowns under this note.

Our primary requirements for liquidity and capital are to fund the development of Esports platform, and the development and acquisition of new Apps and for sales and marketing initiatives in connection with the launch and promotion of our games, as well as for working capital to fund our general corporate needs, including filing reports under the federal securities laws. We work with independent game designers, developers and programmers who provide us with new ideas and titles to publish. We also are soliciting new games and concepts that we may acquire from third parties.

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

Cash Flows:

The following table presents summary cash flow information.

	For the six months ended June 30, 2021	For the six months ended June 30, 2020

Net cash used in operating activities	$(21,057)	$(16,161)
Net cash used in investing activities	—	—
Net cash provided by financing activities	21,733	16,161
Net increase (decrease) in cash	$676	$—

Contractual Commitments as of June 30, 2021

As of June 30, 2021, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended June 30, 2021 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2019 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $796,998 at June 30, 2021. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2021. Based upon that evaluation, the Company’s PEO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2021 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4- MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS.

Exhibit	Description
10.23	Drawdown Promissory Note dated March 31, 2020

10.24	Amendment to Drawdown Promissory Note dated April 2, 2021.

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

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

APPSOFT TECHNOLOGIES, INC.

Date: August 16, 2021	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

