Form 10-Q
period 2021-09-30
Appsoft Technologies, Inc.
filed 2021-11-17
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

(516) 224-7717

Issuer’s telephone number

________________________________________________________

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

At November 17, 2021, there were 4,504,103 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

	As of	As of
	September 30, 2021	December 31, 2020
CURRENT ASSETS
Cash	$21	$6
TOTAL CURRENT ASSETS	21	6
FIXED ASSETS
Computer Equipment, net	-	207
TOTAL FIXED ASSETS	-	207

TOTAL ASSETS	$21	$213

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	35,732	38,232
Accrued Interest	12,293	8,400
TOTAL CURRENT LIABILITIES	48,025	46,632

Note Payable	281,658	241,220
TOTAL LIABILITIES	329,683	287,852

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,936,000 and 1,937,400 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	$193	$194
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,504,103and 4,154,103 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	449	414
Additional Paid in Capital	491,458	491,492
Additional Paid in Capital - Stock Warrants	42,400	42,400
Accumulated Deficit	(864,162)	(822,139)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(329,662)	(287,639)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$21	$213

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the three months ended September 30,
	2021	2020

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	5,370	-
Amortization/Depreciation Expense	-	104
Interest Expense	1,362	1,093
Outside Services	10,891	-
Professional Fees	605	-
Total Expense	18,228	1,197
Loss from operations	$(18,228)	$(1,197)
Provision for Income Taxes	$-	$-
NET LOSS	(18,228)	(1,197)
Weighted average common shares outstanding, basic and fully diluted	4,311,795	4,154,103

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the nine months ended September 30,
	2021	2020

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	18,670	2,321
Amortization/Depreciation Expense	207	312
Interest Expense	3,892	3,204
Outside Services	17,814	-
Professional Fees	1,440	17,026
Total Expense	42,023	22,863
Loss from operations	$(42,023)	$(22,863)
Provision for Income Taxes	$-	$-
NET LOSS	(42,023)	(22,863)
Weighted average common shares outstanding, basic and fully diluted	4,504,103	4,154,103

Basic and fully diluted net loss per common share:	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For the nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,023)	$(22,863)

Amortization and Depreciation	207	312
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	(2,500)	3,186
Increase (decrease) in Accrued Interest Expense	3,893	3,204
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(40,423)	(16,161)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	40,438	16,161
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	40,438	16,161

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	15	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	6	6

END OF THE PERIOD	$21	$6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the nine months ended
September 30, 2021

						Additional
					Additional	Paid-in
	Common Stock		Preferred Stock		Paid-in	Capital Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Equity
Balances, January 1, 2021	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(822,139)	$(287,639)

Preferred Shares Converted to Common Shares	350,000	35	(1,400)	(1)	(34)	-	-	-

Net Loss	-	-	-	-	-	-	(42,023)	$(42,023)

Balances, September 30, 2021	4,504,103	$449	1,936,000	$193	$491,458	$42,400	$(864,162)	$(329,662)

For the nine months ended
September 30, 2020

						Additional
					Additional	Paid-in
	Common Stock		Preferred Stock		Paid-in	Capital Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Equity
Balances, January 1, 2020	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(775,332)	$(240,832)

Net Loss	-	-	-	-	-	-	(22,863)	$(22,863)

Balances, September 30, 2020	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(798,195)	$(263,695)

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $864,162 and cash used in operations of $40,423 at the period ended September 30, 2021.

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

Revenue Recognition- On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new revenue standard replaces most existing revenue recognition guidance in GAAP and permits the use of either the full retrospective or modified retrospective transition method. The Company adopted this standard using the modified basis effective January 1, 2019, and given the Company’s limited revenue, the modified retrospective basis has no material impact on prior years given the limited revenue.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There was a total of 1,936,000 upon conversion of preferred stock as of September 30, 2021.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2021 and 2020 the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended September 30, 2021 and 2020.

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended September 30, 2021 and 2020.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2021, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended September 30, 2021 and 2020.

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2021 and 2020.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $.0001 par value per share.

Total issued and outstanding shares of common stock is 4,504,103 and 4,154,103 as of September 30, 2021 and 2020, respectively.

Total issued and outstanding shares of preferred stock is 1,936,000 and 1,937,400 as of September 30, 2021 and 2020, respectively.

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

During the 2nd Quarter 2021, the Company converted 1,400 shares of Preferred Stock into 350,000 shares of Common Stock.

Capital Contributions

Brian Kupchik, President and CEO made no capital contributions during the twelve months ended September 30, 2021 and 2020.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of September 30, 2021 is approximately $864,000 and as of September 30, 2020 is $798,000 approximately. The total deferred tax asset is approximately $181,000 and $168,000 for the periods ended September 30, 2021 and 2020, respectively.

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

The total amount of the Notes Payable is $281,658 and bears interest at 2% per year. Interest expense for the nine-month period ended September 30, 2021 and 2020 is $3,892 and $3,204, respectively. Total accrued interest as of September 30, 2021 is $12,293.

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

•        During the 1st Quarter 2019, the Company incurred an additional $14,640 in Notes Payable.

•        During the 2nd Quarter 2019, the Company incurred an additional $14,769 in Notes Payable.

•        During the 3rd Quarter 2019, the Company incurred an additional $1,526 in Notes Payable.

•        During the 4th Quarter 2019, the Company incurred an additional $11,171 in Notes Payable.

As of June 30, 2020, the Company executed a Drawdown Promissory Note in favor of Bryan Glass Securities, Inc. (“BSG”) under which the Company is entitled to borrow up to an aggregate of $150,000 during the 2020 and 2021 calendar years (the “Drawdown Note”). The original drawdown amount was $50,000 but has been increased to $150,000 2021 – see Note I below. Under the Drawdown Note, the Company must request a drawdown against the instrument not less than three days prior to the date on which it requires the proceeds, stating the amount of the drawdown and the purposes to which the proceeds will be applied. BSG is entitled to approve or decline an advance of all or a portion of the drawdown request. The unpaid principal amount of the Drawdown Note bears interest at the rate of 2% per year.

NOTE G--NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT—CONT’D

During the year 2020, $38,799 of the drawdown was borrowed.

During the 1st quarter 2021, $11,048 of the drawdown was borrowed.

During the 2nd quarter 2021, $10,685 of the drawdown was borrowed.

During the 3rd quarter 2021, $18,705 of the drawdown was borrowed.

As of September 30, 2021, the Company has borrowed an aggregate of $79,238 from BSG under the Drawdown Note and the sum of $70,762 remains available for advances thereunder.

NOTE H—FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079. The computer equipment was be depreciated over its estimated useful life of 5 years. Annual depreciation was $416. Depreciation expense was $207 and $312 for the nine months ended September 30, 2021 and September 30, 2020, respectively. Accumulated Depreciation is $2,079 and $1,768 as of September 30, 2021 and September 30, 2020.

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

Results of Operations for the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020 (unaudited)

The following table presents our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Revenue	$-	$-

Expenses
Selling, General and Administrative	5,370	-
Depreciation/Amortization Expense	-	104
Interest Expense	1,362	1,093
Outside Services	10,891	-
Professional Fees	605	-
Total Expenses	18,228	1,197
Net Loss	$(18,228)	$(1,197)

Business Activity

During the quarter ended September, 2021, our efforts focused on identifying sources of meaningful capital and we experienced only inconsequential business activity.

Net Loss

During the three months ended September 30, 2021, we had a net loss from operations of $18,228, as compared to a net loss of $1,197 for the comparable 2020 period.

Results of Operations for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

The following table presents our results of operations for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30,
	2021	2020
Revenue	$-	$-

Expenses
Selling, General and Administrative	18,670	2,321
Amortization/Depreciation Expense	207	312
Interest Expense	3,892	3,204
Outside Services	17,814	-
Professional Fees	1,440	17,026
Total Expenses	42,023	22,863
Net Loss	$(42,023)	$(22,863)

Revenues

During the nine months ended September 30, 2021 and 2020, we did not record any revenue.

Net Loss

During the nine months ended September 30, 2021, we had a net loss from operations of $42,023, as compared to a net loss of $2,584 and $22,863 for the comparable 2020 period.

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

As of September 30, 2021, we had a working capital deficit of $48,004, compared to a working capital deficit of $46,626 at December 31, 2020.

Since our inception, we have financed our operations through the sale of equity securities, from third party loans and from internally generated revenue from operations.

Over the last several years, we have been borrowing cash from Bryan Glass Securities, Inc. (“BGS”) and its affiliates to fund our operations. From 2016 to 2018, we borrowed an aggregate of $160,314 from Empire State Financial Inc. (“ESF”), an affiliate of BGS, which debt was evidenced by promissory notes that matured in 2018. In the fourth quarter of 2018, ESF agreed to extend the maturity date of the notes to December 31, 2021 in consideration of our lowering the conversion price of the shares of Series A Convertible Preferred Stock owned by Ventureo, LLC, an affiliate of BSG and ESF, from $0.005 per share to $0.0002 per share. During 2019, we borrowed an aggregate of approximately $42,000 from BGS. In June 2020, we entered into a drawdown note with BGS which provided for total credit of up to $50,000. The credit line under the drawdown note was increased to $150,000 in 2021 which bears interest at the rate of 2% per year and matures on December 31, 2022.

During the three and nine months ended September 30, 2021, we borrowed an aggregate of $18,705 and $40,438, respectively, under the drawdown note. As of September 30, 2021, we had borrowed an aggregate of $79,238 under the drawdown note and there remained $70,762 available for borrowing.

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

Cash Flows:

The following table presents summary cash flow information.

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Net cash used in operating activities	$(40,423)	$(16,161)
Net cash used in investing activities	-
Net cash provided by financing activities	40,438	16,161
Net increase in cash	$15	$-

Contractual Commitments as of September 30, 2021

As of September 30, 2021, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended September 30, 2021 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2019 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $864,162 at September 30, 2021. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2021. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

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

APPSOFT TECHNOLOGIES, INC.

Date: November 17, 2021	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

