Form 10-K
period 2021-12-31
Appsoft Technologies, Inc.
filed 2022-03-29
CIK 1651992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2021 was approximately $252,612.

At March 28, 2022, there were 4,105,103 shares of common stock outstanding.

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

PART I

ITEM 1. BUSINESS

General

AppSoft Technologies, Inc. (“we,” “us,” or the “Company”) develops, publishes and markets mobile software applications for smartphones and tablet devices (“Apps”). We generate revenue from sales, or downloads, of our Apps and from advertisements published on our ad supported game titles. We currently own a portfolio comprising over 400 Apps titles including games designed to appeal to a broad cross section of consumers. Consumers download our Apps through the Apple App Store, a direct-to-consumer digital storefront.

Over the last several years, we discontinued updating our catalogue of legal-related Apps because they did not generate revenue sufficient to support continued investment and no longer offer those products.

We offer some of our game titles in both a free advertisement-supported version and a paid version that does not display ads. We believe that the ad supported versions allow for wider dissemination of our titles to consumers who might not otherwise spend money for an App without first playing the game.

We may purchase App titles directly from developers or enter into agreements with third-party developers to sell us titles under development or to create new Apps for us. Over the last several years, we have not developed, acquired or released any new App titles because of our lack of financial resources.

During 2021, we focused development efforts on our esports segments, which include e-gaming platforms and a digital publication titled “Esportsreporter,” a news channel covering esports and professional gaming.

During the first quarter of 2022, we launched a video game incubator, Gamerfy.com, through which we intend to identify develop and commercialize new games.

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

Our App Portfolio

Our Apps portfolio includes approximately 200 products and comprises game titles that are designed to appeal to a variety of age groups ranging from younger teens to adults. Currently, we offer products only for Apple operating systems. We offer some of our games in both a free advertisement-supported version and a paid version that does not display ads. We believe that by offering free ad supported versions we can build a significantly larger customer base more quickly than we could if we charged users an up-front fee to download our games since they may be reluctant to purchasing a game without first playing it. If a consumer enjoys a title, they may purchase the game and play without interruption from pop-up ads.

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

App Development

We seek to develop and acquire new Apps to supplement our portfolio. We may engage developers to create games for us or acquire titles and concepts directly from independent developers. We are seeking to develop a pipeline of independent game designers, developers and programmers who provide us with new ideas and titles to publish.

In cases where we engage developers to create games for us, we may enter into services or consulting agreements with independent developers that may provide us with exclusive publishing and marketing rights and require us to make development payments, pay royalties based on product sales and to satisfy other conditions. Our agreements with third-party developers generally provide us with the right to monitor development efforts and to cease making development payments if specified development milestones are not satisfied.

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

During the first quarter of 2022, we launched a video game incubator, Gamerfy.com, which will seek to acquire and commercialize the next generation of game titles with particular focus on community play, the Metaverse, a virtual reality world where users can interact, game and experience things as they would in the real world; and non-fungible tokens, or NFT’s, each of which would allow us to sell into rapidly growing market segments.

Game developers will submit ideas and even partially developed games to us through the Gamerfy site. Our panel of experienced gamers will select from many possible titles presented to us through our Gamerfy site to select the most appealing and exciting games. We will explore the commercial viability of the concept and undertake an analysis of the cost to develop the App against its potential economic return. We conduct these analyses in-house and do not rely on independent third parties undertake these services. Subject to available capital, we plan to provide funding and access to studios, designers, coders and other resources to successfully launch and market a new game titles. We will seek to acquire an ownership interest in the projects that we fund and commercialize. We expect Gamerfy to be the principal source of new games for us for the foreseeable future.

In addition, we may seek to acquire franchises around which we develop games. Franchises may include movies, television programs, toys and other cultural phenomena that lend themselves to gamification. We will have to obtain a license from the owner of the franchise for each App we publish that is based on a third-party franchise and we likely will be required to pay ongoing royalties to the franchise owner.

The description of our development efforts throughout this report statements is subject in all events to acquiring the capital required to undertake such activities and we cannot provide investors with any assurance that will have capital available to us in the future.

Esports Platform

During the second quarter of 2021, we launched an Esports/E-gaming platform which we refer to as Esportsreporter.com. Esportsreporter.com is a news channel for a broad spectrum of esports and gaming. The site publishes the most relevant breaking news for esports and gaming, including coverage of industry trends and guides on the business of esports and gaming for investors and aspiring esports and gaming professionals. The site covers the most important news in esports on a daily basis while also diving deeper with coverage of events with live reporters as well as conducting face to face and virtual interviews with professional players.

In addition to becoming a leading source of esports news, Esportsreporter.com has its own editorial and digital content creation team that will continue to publish original content covering the latest trends from the eSports and gaming industry. We currently staff numerous qualified journalist and editorial gamers, as well as social media expert/ gamers, and video editors, graphic designers, and production engineers – all also gamers. Our platform is quickly becoming one of the highest trafficking eSports news sites, with a heavy and popular presence in the gaming and eSports communities via content both article and video, and social media, on its way toward becoming a major broadcaster of eSports tournaments and gaming events, with its own large in-house family of avid content creators.

The content we create includes: recording clips of tournaments for montages, similar to highlights of a major sports game. Recording clips of professional streamers for montages, a very popular genre of content that YouTube and Netflix are offering as their own channels, which we hope to emulate in the near future. We record videos of our own staff explaining latest game patches, eSport team news/drama, new game trailers, new game features and convert personal streams into montages for the site and channel.

We expect that our reporters will attend important events, including Play NYC, and interview top players from eSports teams that are sponsored Game Team Players. As capital permits, we will continue to grow and add more high caliber interviews as well as emerging game coverage and reviews, indie games still undiscovered, peripherals and gaming hardware systems, streaming video gameplay, competitive, walkthrough as well as industry technical topics.

According to Newzoo, a global source for games and esports analytics and market research, the Esports audience will grow to over 645 million globally by 2023 with “Esports enthusiasts” accounting for 45% of the total. The global Esports market is currently worth $1.08 billion and is expected to reach $1.62 billion by 2024. In 2018, over $2.5 billion was invested by venture capital into areas such as game development, event organizing, media platforms and consumer products. Esports is gaining popularity in regions where a high percentage of the population is young. Newzoo estimates that 57% of the total global esports viewership resides in the Asia-Pacific region. In addition, Latin America is the fastest-rising eSports market, with its revenue hitting $18 million in 2018 and possibly reaching $43 million by the end of 2023. According to Influencer Marketing Hup, eSports revenue streams arise from the following sources: sponsorship – 40%; advertising – 19%; media rights 18%; game publisher fees – 13%; merchandise and tickets – 11%.

The Esports ecosystem is made up of both software and hardware companies developing technologies that enable video games to be played on computers/consoles by professional gamers. Such technologies include: broadcasting and streaming services, marketing for competitive gaming, communication & social tools, game developers and publishers and professional grade gaming hardware. Non-technical areas include events & tournaments, organizations and teams.

We are currently building a following on digital media and expect to monetize the site and our audience utilizing an array of proven techniques, including generating revenue from sales, sponsorships, merchandise, and advertiser supported content.

Sales, Marketing and Distribution

We market, sell and distribute our games Apps exclusively through Apple’s App Store, a global direct-to-consumer digital storefront. From time to time, we may also sell development services to other business for products they will take to market. We expect to develop our new Apps for both Apple and Android devices and will seek to offer our products through Google Play.

We generate revenue from downloads of our paid Apps and from advertisements published on our ad supported game titles. We have entered into an agreement with each of Apple that governs our relationship as a developer/distributor on its storefront. We are party to two agreements with Apple, one that relates to App sales and one that covers net revenues generated from in-App advertising, for which we pay Apple a fee equal to 30% of net advertising revenues, which are defined as gross advertising revenue recognized through the delivery of ads by Apple less: a) any allowances actually made or taken for returns, credits, cash discounts and promotional allowances; and, b) agency and agent fees, discounts, commissions and referral fees and (c) certain adjustments and allocations specified in the agreement. The agreement provides that we will continue to own all rights to our Apps, subject to a license we grant to each party to market and promote our products and further define permissible and prohibited activities of the parties.

We had marketed our legal titles through Google Play and may seek to re-engage with Google’s storefront in the future as we develop new games and Apps for Android devices.

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

Our ability to market our Apps successfully on direct-to-consumer digital storefronts depends on a number of factors, including our ability to build a relationships with storefront owners and educate them about our title roadmap so that they feature or otherwise prominently place them within the storefront. If we are able to achieve these ends, we believe that consumers are more likely to find our Apps, which may result in greater downloads and more revenue. We believe that a number of factors may influence the featuring or placement of an App, including:

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

On March 25, 2022, the closing bid price of our common stock was $0.551 per share.

Holders

As of March 18, 2022, we had 55 record holders and 4,145,103 shares of common stock outstanding.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, or Report.

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

Overview

We develop, publish and market Apps for smartphones and tablet devices. We derive revenue from sales, or downloads, of our Apps and from advertisements published on our ad-supported game titles. During 2021, we did not generate any revenue. Over the course of 2022, we expect to generate revenue from the sale of software titles that we are developing for own account, from titles that were developed by third-parties which we acquired and from titles that have been developed for our benefit. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development costs. We also expect to generate revenue from

Our Apps titles include games designed to appeal to a broad cross section of consumers. We offer all of our game titles in both a free advertisement-supported version and a paid version that does not display ads. We believe that the ad supported versions allow for wider dissemination of our titles to consumers who might not otherwise spend money for an App without first playing the game.

We market, sell and distribute our games through as Apple’s App Store, a direct-to-consumer digital storefront. We currently expect to advertise our Apps through the digital storefronts, our own website, social media, such as Facebook and LinkedIn, through mobile ad networks and search engine optimization, or SEO, tools.

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

During the first quarter of 2022, we launched a video game incubator, Gamerfy.com, which will seek to acquire and commercialize the next generation of game titles with particular focus on community play, the Metaverse and NFT’s, each of which would allow us to sell into rapidly growing market segments. We expect Gamerfy to be the principal source of new games for us for the foreseeable future.

During the second quarter of 2021, we launched Esportsreporter.com, a news channel for a broad spectrum of esports and gaming. We are currently building a following on digital media and expect to monetize the site and our audience utilizing an array of proven techniques, including generating revenue from sales, sponsorships, merchandise, and advertiser supported content. We expect to direct a significant percentage of our capital resources on Esportsreporter.com during 2022.

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

Results of Operations for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The following table presents our results of operations for the year ended December 31, 2021 and 2020:

	For the years ended December 31,
	2021	2020

Revenue	$—	$—

Expenses
Selling, General and Administrative	20,421	6,350
Depreciation and Amortization Expense	207	416
Interest Expense	5,352	4,405
Outside Services	22,659	—
Professional Fees	2,215	35,636
Total Expense	50,854	46,807
Loss from Operations	$(50,854)	$(46,807)

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

As of December 31, 2021, we had total assets of $325 and total liabilities of $338,818, of which $303,941 is attributable to the principal and interest due under a promissory note we issued in 2018 which replaced promissory notes issued during the prior three years. Comparably, as of December 31, 2020, we had total assets of $213 and total liabilities of $287,852, of which $241,220 is attributable to the principal and interest due under promissory notes issued during the three prior years. As of December 31, 2021, we had a working capital deficit of $34,562 and a working capital deficit of $46,626 as of December 31, 2020.

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

Our cash on hand and cash flow from operations are not sufficient to fund our existing operations or support our desired development and acquisition strategy or required in connection with launching, marketing and promoting our games. Over the last several years, we have relied on loans from entities related to a shareholder for operating capital. These loans are represented by promissory notes in the aggregate principal amount of $160,314, which matured on December 31, 2021 which were extended by the lenders to mature on December 31, 2025, and a promissory note that allows us to drawdown up to $150,000, of which $63,087 remained available for advances December 31, 2021, which matures on December 31, 2022. The capital we received from these borrowings was not sufficient to allow us to undertake development or marketing activities but provided the capital required to support the Company’s minimal operations while we formulated our strategies for the next few years, which include launching Esportsreporter.com and the Gamerfy site. We are seeking to identify sources of capital to fund the entire range of our operations and development activities; however, such capital may not be available to us on acceptable terms or at all. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities or through other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will continue to constrain our operations, including App development and marketing, and restrict our ability to grow. If we are unable to obtain additional financing, we may possibly have to cease our operations.

Cash Flows:

The following table presents summary cash flow information for the periods indicated.

	For the years ended December 31,
	2021	2020
Net cash used in operating activities	(62,402)	(38,800)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	62,721	38,800
Net increase (decrease) in cash and cash equivalents	319	-

Operating Activities

Cash used in operations was $62,402 and $38,800 for the years ended December 31, 2021 and 2020, respectively. In 2021 and 2020, cash was mainly used to pay selling, general and administrative expenses and the cost of our outside professionals.

Investing Activities

We did not use any cash in investing activities during the years ended December 31, 2021 and 2020.

Financing Activities

Cash flow from financing activities was $62,721 and $38,800 for the years ended December 31, 2021 and 2020, respectively. These amounts were attributable to loans received periodically over the course of the year.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AppSoft Technologies, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

March 29, 2022

AppSoft Technologies, Inc.

Balance Sheets

	As of	As of
	December 31, 2021	December 31, 2020
CURRENT ASSETS
Cash	$325	$6
TOTAL CURRENT ASSETS	325	6
FIXED ASSETS
Computer Equipment, net	-	207
TOTAL FIXED ASSETS	-	207

TOTAL ASSETS	$325	$213

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	21,124	38,232
Accrued Interest	13,753	8,400
TOTAL CURRENT LIABILITIES	38,877	46,632

Note Payable	303,941	241,220
TOTAL LIABILITIES	338,818	287,852

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,936,000 and 1,937,400 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively)	$193	$194
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,504,103 and 4,154,103 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively)	449	414
Additional Paid in Capital	491,458	491,492
Additional Paid in Capital - Stock Warrants	42,400	42,400
Accumulated Deficit	(872,993)	(822,139)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(338,493)	(287,639)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$325	$213

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the years ended December 31,
	2021	2020

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	20,421	6,350
Amortization/Depreciation Expense	207	416
Interest Expense	5,352	4,405
Outside Services	22,659	-
Professional Fees	2,215	35,636
Total Expense	50,854	46,807
Loss from operations	$(50,854)	$(46,807)
Provision for Income Taxes	$-	$-
NET LOSS	(50,854)	(46,807)
Weighted average common shares outstanding, basic and fully diluted	4,504,103	4,154,103

Basic and fully diluted net loss per common share:	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For the years ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,854)	$(46,807)

Amortization and Depreciation	207	416
Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	(17,107)	3,186
Increase (decrease) in Accrued Interest Expense	5,352	4,405
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(62,402)	(38,800)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	62,721	38,800
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	62,721	38,800

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	319	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	6	6

END OF THE PERIOD	$325	$6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the year ended
December 31, 2021

					Additional	Additional Paid-in Capital
	Common Stock		Preferred Stock		Paid-in	Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Equity
Balances, January 1, 2021	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(822,139)	$(287,639)

Preferred Shares Converted to Common Shares	350,000	35	(1,400)	(1)	(34)	-	-	-

Net Loss	-	-	-	-	-	-	(50,854)	$(50,854)

Balances, December 31, 2021	4,504,103	$449	1,936,000	$193	$491,458	$42,400	$(872,993)	$(338,493)

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

APPSOFT TECHNOLOGIES

NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $872,993 and cash used in operations of $62,402 at the year ended December 31, 2021.

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

APPSOFT TECHNOLOGIES

NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There was a total of 1,936,000 upon conversion of preferred stock as of December 31, 2021.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2021 and 2020 the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended December 31, 2021 and 2020.

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

 APPSOFT TECHNOLOGIESNOTES

TO THE (UNAUDITED) FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended December 31, 2021 and 2020.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2021, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended December 31, 2021 and 2020.

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2021 and 2020.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $0.0001 par value per share.

Total issued and outstanding shares of common stock is 4,504,103 and 4,154,103 as of December 31, 2021 and 2020, respectively.

Total issued and outstanding shares of preferred stock is 1,936,000 and 1,937,400 as of December 31, 2021 and 2020, respectively.

The Company is authorized to issue 10,000,000 Series A Cumulative, Convertible Preferred Shares (Preferred Stock) at $0.0001 par value per share. During the period from inception (March 24, 2015) through December 31, 2016, the Company issued 2,000,000 shares of preferred stock at $.05 per share to Ventureo, LLC in exchange for $50,000 in cash and Phone Apps with a fair market value of $50,000 for a total of $100,000. The shares of “Preferred Stock” are convertible, at the option of the holder, into shares of common stock at a conversion price of $0.005 per share. The holder of the “Preferred Stock” may not convert any portion of the “Preferred Stock” if, after giving effect to such conversion, the holder would beneficially own in excess of 4.99%, except that the holder may, by written notice to the Company, increase or decrease this percentage up to a maximum of 9.99%, provided that any such increase will not be effective until the 61st day after such notice is delivered to the Company. Upon a liquidation event, the Company shall first pay to the holders of the “Preferred Stock” an amount per share equal to the Original Issue Price (i.e., $0.05 per share of Series A Preferred Stock), plus all accrued and unpaid dividends on each share of Series A Preferred Stock (the “Series A Preference Amount”). After full payment of the liquidation preference amount to the holders of the “Preferred Stock”, the Company will then distribute the remaining assets to holders of common stock, other junior preferred shares (if any) and the “Preferred Stock” on an as-if-converted-basis. The Series A Preferred Stock ranks senior to the Company’s common stock and senior to any other shares of preferred stock the Company may issue in the future.

APPSOFT TECHNOLOGIES

NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

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

During the 2nd Quarter 2021, the Company converted 1,400 shares of Preferred Stock into 350,000 shares of Common Stock.

Capital Contributions

Brian Kupchik, President and CEO made no capital contributions during the twelve months ended December 31, 2021 and 2020.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of December 31, 2021 is approximately $873,000 and as of December 31, 2020 is $822,000 approximately. The total deferred tax asset is approximately $183,000 and $173,000 for the periods ended December 31, 2021 and 2020, respectively.

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

APPSOFT TECHNOLOGIES

NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

NOTE G--NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT—CONT’D

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

The total amount of the Notes Payable is $303,941 and bears interest at 2% per year. Interest expense for the twelve-month periods ended December 31, 2021 and 2020 is $5,352 and $4,405, respectively. Total accrued interest as of December 31, 2021 is $13,753.

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

During the 4th quarter 2021, $22,283 of the drawdown was borrowed.

As of December 31, 2021, the Company has borrowed an aggregate of $101,521 from BSG under the Drawdown Note and the sum of $48,479 remains available for advances thereunder.

NOTE H—FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079. The computer equipment was be depreciated over its estimated useful life of 5 years. Annual depreciation was $416. Depreciation expense was $207 and $416 for the years ended December 31, 2021 and December 31, 2020, respectively. Accumulated Depreciation is $2,079 and $1,872 as of December 31, 2021 and December 31, 2020.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2021.

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

Under the supervision of our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. We have identified the following material weakness as of December 31, 2021:

•	Segregation of duties in the handling of cash, cash receipts and cash disbursements was not formalized, and

•	Lack of an independent board to oversee management decisions and use of funds.

The foregoing weaknesses in our internal controls continue to exist as of the date of this report.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Members of our Board of Directors (“Board”) are elected by the stockholders to a term of one year and serve until their successors are elected and qualified. Our officers are appointed by our Board to a term of one year and serve until their successors are duly appointed and qualified, or until the officer is removed from office. Our Board has no nominating, audit or compensation committees.

Brian Kupchik currently is our only officer and director. Set forth below is certain information regarding Mr. Kupchik.

Name	Age	Position

Brian Kupchik	47	President, Chief Executive Officer and Director

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

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the quarter ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes compensation recorded by us for the years ended December 31, 2021 and 2020 for our principal executive officer who also serves as our principal financial officer.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brian Kupchik, President and	2021	0	0	0	0	0	0	0	0
Chief Executive Officer	2020	0	0	0	0	0	0	0	0

___________

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of December 31, 2021.

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

No compensation was paid to our director for his service as a director during the year ended December 31, 2021.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the years ended December 31, 2020 and 2021, the Company paid no management fees to Brian Kupchik, President and CEO.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the fiscal years ended December 31, 2021 and 2020 provided by BF Borgers CPA PC.

	2021	2020

Audit Fees	$6,000	$6,000

Audit-Related Fees	9,000	9,000

Tax Fees

All Other Fees

Total	$15,000	$15,000

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

______________

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

Amendment to Articles of Incorporation of AppSoft Technologies, Inc. (incorporated by reference to Exhibit 3.1.1 to the Registrant’s registration statement on Form S-1 (File No. 333-206764), filed on September 4, 2016)

3.1.2

Amendment to Articles of Incorporation of AppSoft Technologies, Inc. filed with the state of Nevada on April 10, 2019. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed on May 27, 2021).

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

28

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

29

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

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________

*	Filed herewith.

**

Furnished herewith. This certification is not deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

30

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPSOFT TECHNOLOGIES, INC.

March 29, 2022	By:	/s/ Brian Kupchik
Brian Kupchik
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Brian Kupchik	President, Chief Executive Officer, principal executive officer and
/s/ Brian Kupchik	principal financial and accounting officer	March 29, 2022

31