Form 10-Q
period 2022-03-31
Appsoft Technologies, Inc.
filed 2022-05-13
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At May 13, 2022, there were 4,145,103 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 AppSoft Technologies, Inc.

Balance Sheets

	As of	As of
	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
CURRENT ASSETS
Cash	$-	$325
TOTAL CURRENT ASSETS	-	325

TOTAL ASSETS	$-	$325

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	21,125	21,124
Accrued Interest	15,285	13,753
TOTAL CURRENT LIABILITIES	36,410	34,877

Note Payable	310,091	303,941
TOTAL LIABILITIES	346,501	338,818

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,936,000 and 1,936,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	$193	$193
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,504,103 and 4,504,103 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	449	449
Additional Paid in Capital	491,458	491,458
Additional Paid in Capital - Stock Warrants	42,400	42,400
Accumulated Deficit	(881,001)	(872,993)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(346,501)	(338,493)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$325

The accompanying notes are an integral part of these financial statements.

 AppSoft Technologies, Inc.

Statements of Operations

	For the three months ended March 31,
	2022	2021

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	4,171	3,763
Amortization/Depreciation Expense	-	104
Interest Expense	1,532	2,298
Outside Services	1,455	6,226
Professional Fees	850	250
Total Expense	8,008	12,641
Loss from operations	$(8,008)	$(12,641)
Provision for Income Taxes	$-	$-
NET LOSS	(8,008)	(12,641)
Weighted average common shares outstanding, basic and fully diluted	4,504,103	4,154,103

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,008)	$(12,641)

Amortization and Depreciation	-	104
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	1	-
Increase (decrease) in Accrued Interest Expense	1,532	2,299
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,475)	(10,238)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	6,150	11,048
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,150	11,048

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(325)	810

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	325	6

END OF THE PERIOD	$-	$816

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

 AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the three months ended

March 31, 2022

						Additional
	Common Stock		Preferred Stock		Additional Paid-in	Paid-in Capital Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Equity
Balances, January 1, 2022	4,504,143	$449	1,937,400	$193	$491,458	$42,400	$(872,993)	$(338,493)

Net Loss	-	-	-	-	-	-	(8,008)	$(8,008)

Balances, March 31, 2022	4,504,143	$449	1,937,400	$193	$491,458	$42,400	$(881,001)	$(346,501)

For the three months ended

March 31, 2021

						Additional
	Common Stock		Preferred Stock		Additional Paid-in	Paid-in Capital Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Equity
Balances, January 1, 2021	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(822,139)	$(287,639)

Net Loss	-	-	-	-	-	-	(12,641)	$(12,641)

Balances, March 31, 2021	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(834,780)	$(300,280)

The accompanying notes are an integral part of these financial statements.

APPSOFT TECHNOLOGIES, INC.

NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

NOTE A—BUSINESS ACTIVITY

AppSoft Technologies (“the “Company”) was organized under the laws of the State of Nevada on March 24, 2015. The Company’s fiscal year end is December 31st. The Company develops mobile gaming apps and operates an Esports/E-gaming platform, including Esportsreporter, a news channel for esports and professional gaming. Coverage includes events with live reporters as well as conducting face to face and virtual interviews with professional players in the space. The Company is seeking to build a following on digital media to generate revenue from sales, sponsorships, and merchandise from our fanbase and advertisers published on our ad supported content.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $881,001 and cash used in operations of $6,475 at the year ended March 31, 2022.

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

Interim filings should be read in conjunction with the Company’s annual report as of December 31, 2021.

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

APPSOFT TECHNOLOGIES, INC.

NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There was a total of 1,936,000 upon conversion of preferred stock as of March 31, 2022.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2022 and 2021, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended March 31, 2022 and 2021.

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

APPSOFT TECHNOLOGIES, INC.

NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended March 31, 2022 and 2021.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2022, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2022 and 2021.

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2022 and 2021.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 Series A Cumulative, Convertible Preferred Shares, par value $.0001 per share (“Preferred Stock”).

Total issued and outstanding shares of common stock is 4,504,103 and 4,504,103 as of March 31, 2022 and 2021, respectively.

Total issued and outstanding shares of preferred stock is 1,936,000 and 1,936,000 as of March 31, 2022 and 2021, respectively.

APPSOFT TECHNOLOGIES, INC.

NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

NOTE E-CAPITAL STOCK—CONT’D

During the period from March 24, 2015 (inception) through December 31, 2016, the Company issued 2,000,000 shares of Preferred Stock at $0.05 per share to Ventureo, LLC in exchange for $50,000 in cash and Apps with a fair market value of $50,000 for a total of $100,000. The Preferred Stock initially was convertible, at the option of the holder, into shares of common stock at a conversion price of $0.005 per share, which conversion price was reduced to $0.0002 per share in 2018, as described below. The holder of the Preferred Stock may not convert any portion of the Preferred Stock if, after giving effect to such conversion, the holder would beneficially own in excess of 4.99% of the class of common stock, except that the holder may, by written notice to the Company, increase or decrease this percentage up to a maximum of 9.99%, provided that any such increase will not be effective until the 61st day after such notice is delivered to the Company. Upon a liquidation event, the Company is required to pay to the holders of the Preferred Stock an amount per share equal to the original issue price (i.e., $0.05 per share), plus all accrued and unpaid dividends on each share of Preferred Stock prior to making distributions to any other class of stock. After full payment of the liquidation preference amount to the holders of the Preferred Stock, the Company will then distribute the remaining assets to holders of common stock, other junior preferred shares (if any) and the Preferred Stock on an as-if-converted-basis. The Preferred Stock ranks senior to the Company’s common stock and to any other shares of preferred stock the Company may issue in the future.

In 2018, the Company entered into an agreement with the holder of the Preferred Stock pursuant to which it agreed to reduce the conversion price of the Preferred Stock from $0.005 per share to $0.0002 per share in consideration of such holder’s extension of the maturity date of certain promissory notes made in favor of the holder. The Company filed an amendment to its Articles of Incorporation reflecting the change of the conversion price.

During 2021, 1,400 shares of Preferred Stock were converted into 350,000 shares of common stock.

Capital Contributions

Brian Kupchik, President and CEO made no capital contributions during the three months ended March 31, 2022 and 2021.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of March 31, 2022 is approximately $881,000 and as of March 31, 2021 is $834,780 approximately. The total deferred tax asset is approximately $185,000 and $175,000 for the periods ended March 31, 2022 and 2021, respectively.

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

APPSOFT TECHNOLOGIES, INC.

NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

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

In consideration for the exchange of the Original Notes for the New Notes, the Company agreed to reduce the price at which each share of Series A Preferred Stock, of which Ventureo is the sole holder, converts into Common Stock from $0.005 per share to $0.0002 per share. The Company filed an amendment to its Articles of Incorporation reflecting the change of the conversion price. The Company’s Board approved the Agreement by unanimous written consent to action on November 30, 2018 and the stockholders approved the amendment by written consent.

Although new borrowings are not yet formalized into a note agreement, the Company and the lender agree that the new loans have the same terms and conditions for the formalized notes.

The total amount of the Notes Payable is $310,091 and bears interest at 2% per year. Interest expense for the three-month periods ended March 31, 2022 and 2021 is $1,532 and $2,298, respectively. Total accrued interest as of March 31, 2022 was $15,285.

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

As of June 30, 2020, the Company executed a Drawdown Promissory Note in favor of Bryan Glass Securities, Inc. (“BSG”) under which the Company is entitled to borrow up to an aggregate of $150,000 during the 2020 and 2021 calendar years (the “Drawdown Note”). The original drawdown amount was $50,000 but has been increased to $150,000 in 2021 – see Note I below. Under the Drawdown Note, the Company must request a drawdown against the instrument not less than three days prior to the date on which it requires the proceeds, stating the amount of the drawdown and the purposes to which the proceeds will be applied. BSG is entitled to approve or decline an advance of all or a portion of the drawdown request. The unpaid principal amount of the Drawdown Note bears interest at the rate of 2% per year.

During the year 2020, $38,799 of the drawdown was borrowed.

During the year 2021, $62,721 of the drawdown was borrowed.

During the 1st quarter 2022, $6,150 of the drawdown was borrowed.

As of March 31, 2022, the Company has borrowed an aggregate of $107,671 from BSG under the Drawdown Note and the sum of $42,329 remains available for advances thereunder.

NOTE H—FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079. The computer equipment was be depreciated over its estimated useful life of 5 years. Annual depreciation was $416. Depreciation expense was $0 and $104 for the three months ended March 31, 2022 and 2021, respectively. The Accumulated Depreciation is $2,079 and $1,976 as of March 31, 2022 and 2021.

APPSOFT TECHNOLOGIES, INC.

NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

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

Overview

We develop, publish and market Apps for smartphones and tablet devices. We derive revenue from sales, or downloads, of our Apps and from advertisements published on our ad-supported game titles. During 2021, we did not generate any revenue. Over the course of 2022, we expect to generate revenue from the sale of software titles that we are developing for own account, from titles that were developed by third-parties which we acquired and from sales, sponsorships, and merchandise from our fanbase and advertisers published on ad supported content on our Esports platform. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development costs.

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

We recently launched Gamerfy.com, a site through which we hope to gain access to new game titles developed by third parties to expand our existing product offerings. We evaluate prospects based on a variety of factors. If we conclude that a particular prospect is worth pursuing, we may fund the development of the App through launch and beyond.

We have been constrained in our development and acquisition activities by a lack of cash. Our ability to pursue and achieve our objectives is predicated on our receipt of meaningful revenue from sales of our existing Apps and those we may release in the future and from our ability to raise capital from outside sources.

Growth Strategies and Outlook

Our principal growth strategy entails developing and acquiring new Apps to supplement our existing Apps portfolio and promoting our Esports platform.

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

Results of Operations for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021 (unaudited)

The following table presents our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Revenue	$-	$-

Expenses
Selling, General and Administrative	4,171	3,763
Depreciation/Amortization Expense	-	104
Interest Expense	1,532	2,298
Outside Services	1,455	6,226
Professional Fees	850	250
Total Expenses	8,008	12,641
Net Loss	$(8,008)	$(12,641)

Business Activity

During the quarter ended March 31, 2022, our efforts focused on launching our Gamerfy platform to identify game developers and our further developing our Esports platform.

Net Loss

During the quarter ended March 31, 2022, we had a net loss from operations of $8,008, as compared to a net loss of $12,641 for the comparable 2021 period.

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

Our primary requirements for liquidity and capital are to fund the development and acquisition of new Apps, to develop and promote our Esports platform, for sales and marketing initiatives in connection with the launch and promotion of our games and platforms, and for working capital to fund our general corporate needs, including filing reports under the federal securities laws.

Since our customers pay for their purchases by credit or debit card at the time of sale, neither inventories nor receivables are relevant to our business.

Since our inception, we have financed our operations through the sale of equity securities, from third party loans and from internally generated revenue from operations.

As of March 31, 2022, we had a working capital deficit of $36,410, compared to a working capital deficit of $34,552 at December 31, 2021.

During the three months ended March 31, 2022, we borrowed an aggregate of $6,150 from Empire State Financial, Inc. and its related parties (“ESFI”), under a drawdown promissory note that entitles us to borrow up to $150,000, which bears interest at the rate of 2% per year borrowings and which matures on December 31, 2025. As of March 31, 2022, we had borrowed an aggregate of $107,671 under the drawdown and the sum of $42,329 remains available for advances.

In addition to the indebtedness under the drawdown note referenced above, as of March 31, 2022, we were indebted to ESFI and its related parties in the aggregate amount of $202,420 under other promissory notes that bear interest at the rate of 2% per year.

We do not have any cash on hand and we have not generated meaningful cash flow from operations sufficient to support our operations. As described above, we have been borrowing cash to fund our operations. We require significant cash to effectuate all of our desired game development and Esports platform strategies. We will continue to rely on borrowings from third party loans. However, our future operations are dependent on our ability to secure significant additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities or through other financing mechanisms. However, we cannot assure investors that we will be able to secure such financing on terms favorable to us, if at all. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may continue to restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

Cash Flows:

Operating Activities

We used net cash used in operating activities for the nine months ended March 31, 2022 of $6,475 compared to $10,238 for the 2021 period, in each case consisting principally of payments to outside consultants, developers and programmers and payments to web hosting and email hosting providers. The decrease in cash used in operating activities was the result of our limited cash resources to deploy to our operations.

Investing Activities

We did not utilize and cash in investing activities for the nine months ended March 31, 2022 or 2021.

Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $6,150 compared to $11,048 during the 2021 period. In each year, financing was provided by loans to the Company. We utilized all of the proceeds that we received from the borrowings for working capital.

Contractual Commitments as of March 31, 2022

As of March 31, 2022, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended March 31, 2022 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2021 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $834,780 at March 31, 2022. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

The Company believes that its significant accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. Our significant accounting policies are described in Note C to our audited financial statements included in our annual report on Form 10-K for the period ended December 31, 2021. We do not believe that there has been any significant change in the Company’s critical accounting policies since December 31, 2021.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2022. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

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

APPSOFT TECHNOLOGIES, INC.

Date: May 13, 2022	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

