Form 10-Q
period 2022-06-30
Appsoft Technologies, Inc.
filed 2022-07-29
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

At July 29, 2022, there were 4,153,103 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

	As of	As of
	June 30, 2022 (Unaudited)	December 31, 2021 (Audited)
CURRENT ASSETS
Cash	$10	$325
TOTAL CURRENT ASSETS	10	325

TOTAL ASSETS	$10	$325

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	21,125	21,124
Accrued Interest	16,859	13,753
TOTAL CURRENT LIABILITIES	37,984	34,877

Note Payable	317,831	303,941
TOTAL LIABILITIES	355,815	338,818

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,936,000 and 1,936,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	$193	$193
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,504,103 and 4,504,103 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	449	449
Additional Paid in Capital	491,458	491,458
Additional Paid in Capital - Stock Warrants	42,400	42,400
Accumulated Deficit	(890,305)	(872,993)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(355,805)	(338,493)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$10	$325

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	3,714	3,311	7,886	7,074
Amortization/Depreciation Expense	-	104	-	207
Interest Expense	1,575	232	3,107	2,530
Outside Services	174	6,923	1,629	13,149
Professional Fees	3,840	585	4,690	835
Total Expense	9,303	11,155	17,312	23,795
Loss from operations	$(9,303)	$(11,155)	$(17,312)	$(23,795)
Provision for Income Taxes	$-	$-	$-	$-
NET LOSS	(9,303)	(11,155)	(17,312)	(23,795)
Weighted average common shares outstanding, basic and fully diluted	4,504,103	4,311,795	4,504,103	4,233,385

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,312)	$(23,795)

Amortization and Depreciation	-	207
Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	1	-
Increase (decrease) in Accrued Interest Expense	3,106	2,531
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(14,205)	(21,057)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	13,890	21,733
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,890	21,733

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(315)	676

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	325	6

END OF THE PERIOD	$10	$682

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the six months ended
June 30, 2022

					Additional	Additional
	Common Stock		Preferred Stock		Paid-in	Paid-in Capital	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Stock Warrants	Deficit	Equity
Balances, January 1, 2022	4,504,143	$449	1,936,000	$193	$491,458	$42,400	$(872,993)	$(338,493)

Net Loss	-	-	-	-	-	-	(17,312)	$(17,312)

Balances, June 30, 2022	4,504,143	$449	1,936,000	$193	$491,458	$42,400	$(890,305)	$(355,805)

For the six months ended
March 31, 2021

					Additional	Additional
	Common Stock		Preferred Stock		Paid-in	Paid-in Capital	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Stock Warrants	Deficit	Equity
Balances, January 1, 2021	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(822,139)	$(287,639)

Preferred Shares converted to Common Shares	350,000	35	(1,400)	(1)	(34)

Net Loss	-	-	-	-	-	-	(23,795)	$(23,795)

Balances, June 30, 2021	4,504,103	$449	1,936,000	$193	$491,458	$42,400	$(845,934)	$(311,434)

The accompanying notes are an integral part of these financial statements.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $890,305 and cash used in operations of $14,205 at the period ended June 30, 2022.

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

AS OF JUNE 30, 2022

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There was a total of 1,936,000 upon conversion of preferred stock as of June 30, 2022.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2022 and 2021, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended June 30, 2022 and 2021.

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

Fair Value for Financial Assets and Financial Liabilities- The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended June 30, 2022 and 2021.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2022, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2022 and 2021.

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2022 and 2021

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

NOTE E-CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at 0.0001 par value per share.

Total issued and outstanding shares of common stock is 4,504,103 and 4,504,103 as of June 30, 2022 and 2021, respectively.

Total issued and outstanding shares of preferred stock is 1,936,000 and 1,936,000 as of June 30, 2022 and 2021, respectively.

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

During 2021, the Company converted 1,400 shares of Preferred Stock into 350,000 shares of Common Stock.

Capital Contributions

Brian Kupchik, President and CEO made no capital contributions during the six months ended June 30, 2022 and 2021.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of June 30, 2022 is approximately $890,300 and as of June 30, 2021 is $845,900 approximately.  The total deferred tax asset is approximately $187,000 and $178,000 for the periods ended June 30, 2022 and 2021, respectively.

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

The total amount of the Notes Payable is $317,831 and bears interest at 2% per year.  Interest expense for the six-month periods ended June 30, 2022 and 2021 is $3,107 and $2,530, respectively. Total accrued interest as of June 30, 2022 was $16,859.

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

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

NOTE G--NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT—CONT’D

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

During the 2nd quarter 2022, $7,740 of the drawdown was borrowed.

As of June 30, 2022, the Company has borrowed an aggregate of $115,411 from BSG under the Drawdown Note and the sum of $34,589 remains available for advances thereunder.

NOTE H—FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079.  The computer equipment was be depreciated over its estimated useful life of 5 years.  Annual depreciation was $416.  Depreciation expense was $0 and $207 for the six months ended June 30, 2022 and 2021, respectively.  The Accumulated Depreciation is $2,079 and $2,079 as of June 30, 2022 and 2021.

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

                Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Report. Factors that might cause such a discrepancy include, but are not limited to:

•	Our ability to obtain financing as and when needed on acceptable terms.
•	Our failure to develop or acquire and publish new Apps that achieve market acceptance or we do not continue to enhance our existing Apps.
•	Our inability to maintain a good relationship with the markets where our Apps are distributed.
•	Our ability to develop our eSports business and generate revenue from sales, sponsorships, merchandise and advertiser supporter content;
•	Our inability to keep pace with technological changes and market conditions in the Apps industry.
•	Our inability to compete against a wide range of companies that market Apps, many of which have significantly greater resources than we do.

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

We are currently seeking to build a following on digital media for our Esports/E-gaming platform and will seek to monetize the site and our audience utilizing an array of proven techniques, including generating revenue from sales, sponsorships, merchandise, and advertiser supported content.

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

Results of Operations for the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021 (unaudited)

                The following table presents our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022		2021
Revenue	$		$-

Expenses
Selling, General and Administrative		3,714	3,311
Amortization/Depreciation Expense		-	104
Interest Expense		1,575	232
Outside Services		174	6,923
Professional Fees		3,840	585
Total Expenses		9,303	11,155
Net loss from operations		$9,303)	$(11,155)

Results of Operations for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021.

                The following table presents our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Revenue	$-	$-

Expenses
Selling, General and Administrative	7,886	7,074
Amortization/Depreciation Expense	-	207
Interest Expense	3,107	2,530
Outside Services	1,629	13,149
Professional Fees	4,690	835
Total Expenses	17,312	23,795
Net loss from operations	$(17,312)	$(23,795)

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

                As of June 30, 2022, we had working capital deficit of $37,974, compared to working capital deficit of $34,616 at December 31, 2021.

                Since our inception, we have financed our operations through the sale of equity securities, from third party loans and from revenue generated from operations.

Over the last several years, we have been borrowing cash from Empire State Financial Inc., Bryan Glass Securities, Inc. and their related parties to fund our operations. During the six months ended June 30, 2022, we borrowed an aggregate of $13,890 from these entities. As of June 30, 2022, we had borrowed an aggregate of $317,831 principal amount from these parties and there remains $34,589 available for borrowing under the drawdown note. The loans from these entities are evidenced by promissory notes that mature on December 31, 2022 and bear interest at the rate of 2% per year.

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

Cash Flows:

                The following table presents summary cash flow information:

	For the six months ended June 30, 2022	For the six months ended June 30, 2021

Net cash used in operating activities	$(14,205)	$(21,057)
Net cash used in investing activities	—	—
Net cash provided by financing activities	13,890	21,057
Net increase (decrease) in cash	$(315)	$676

Contractual Commitments as of June 30, 2022

                As of June 30, 2022, the Company had no contractual obligations (as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act), other than the loans from Empire State Financial Inc., Bryan Glass Securities, Inc. and their related parties as described above under the heading “—Liquidity and Capital Resources.”

Going Concern

                The notes to our financial statements for the quarter ended June 30, 2022 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2021 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $890,305 at June 30, 2022. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

                Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2022. Based upon that evaluation, the Company’s PEO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2022 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

                There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

APPSOFT TECHNOLOGIES, INC.

Date: July 29, 2022	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

