Form 10-Q
period 2022-09-30
Appsoft Technologies, Inc.
filed 2022-11-14
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

____________________________________

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

At November 14, 2022, there were 4,145,103 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

	As of	As of
	September 30, 2022 (Unaudited)	December 31, 2021 (Audited)
CURRENT ASSETS
Cash	$13	$325
TOTAL CURRENT ASSETS	13	325

TOTAL ASSETS	$13	$325

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	21,124	21,124
Accrued Interest	18,465	13,753
TOTAL CURRENT LIABILITIES	39,589	34,877

Note Payable	322,741	303,941
TOTAL LIABILITIES	362,330	338,818

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,936,000 and 1,936,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	$193	$193
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,504,103 and 4,504,103 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	449	449
Additional Paid in Capital	491,458	491,458
Additional Paid in Capital - Stock Warrants	42,400	42,400
Accumulated Deficit	(896,817)	(872,993)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(362,317)	(338,493)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$13	$325

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	1,047	5,370	8,933	18,670
Amortization/Depreciation Expense	-	0	-	207
Interest Expense	1,606	1,362	4,712	3,892
Outside Services	-	10,891	1,629	17,814
Professional Fees	3,860	605	8,550	1,440
Total Expense	6,513	18,228	23,824	42,023
Loss from operations	$(6,513)	$(18,228)	$(23,824)	$(42,023)
Provision for Income Taxes	$-	$-	$-	$-
NET LOSS	(6,513)	(18,228)	(23,824)	(42,023)
Weighted average common shares outstanding, basic and fully diluted	4,504,103	4,311,795	4,504,103	4,504,103

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,824)	$(42,023)

Amortization and Depreciation	-	207
Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	-	(2,500)
Increase (decrease) in Accrued Interest Expense	4,712	3,893
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(19,112)	(40,423)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	18,800	40,438
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	18,800	40,438

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(312)	15

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	325	6

END OF THE PERIOD	$13	$21

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the nine months ended
September 30, 2022

						Additional
	Common Stock		Preferred Stock		Additional Paid-in	Paid-in Capital Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Equity
Balances, January 1, 2022	4,504,143	$449	1,936,000	$193	$491,458	$42,400	$(872,993)	$(338,493)

Net Loss	-	-	-	-	-	-	(23,824)	$(23,824)

Balances, September 30, 2022	4,504,143	$449	1,936,000	$193	$491,458	$42,400	$(896,817)	$(362,317)

For the nine months ended
September 30, 2021

						Additional
	Common Stock		Preferred Stock		Additional Paid-in	Paid-in Capital Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Equity
Balances, January 1, 2021	4,154,103	$414	1,937,400	$194	$491,492	$42,400	$(822,139)	$(287,639)

Preferred Shares converted to Common Shares	350,000	35	(1,400)	(1)	(34)

Net Loss	-	-	-	-	-	-	(42,023)	$(42,023)

Balances, September 30, 2021	4,504,103	$449	1,936,000	$193	$491,458	$42,400	$(864,162)	$(329,662)

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $896,817 and cash used in operations of $19,112 at the period ended September 30, 2022.

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

Revenue Recognition- On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new revenue standard replaces most existing revenue recognition guidance in GAAP and permits the use of either the full retro30spective or modified retrospective transition method. The Company adopted this standard using the modified basis effective January 1, 2019, and given the Company's limited revenue, the modified retrospective basis has no material impact on prior years given the limited revenue.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There was a total of 1,936,000 upon conversion of preferred stock as of September 30, 2022.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2022 and 2021, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended September 30, 2022 and 2021.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended September 30, 2022 and 2021.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2022, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended September 30, 2022 and 2021.

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2022 and 2021.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $0.0001 par value per share.

Total issued and outstanding shares of common stock is 4,504,103 and 4,504,103 as of September 30, 2022 and 2021, respectively.

Total issued and outstanding shares of preferred stock is 1,936,000 and 1,936,000 as of September 30, 2022 and 2021, respectively.

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

During 2021, the Company converted 1,400 shares of Preferred Stock into 350,000 shares of Common Stock.

Capital Contributions

Brian Kupchik, President and CEO made no capital contributions during the nine months ended September 30, 2022 and 2021.

NOTE F–INCOME TAX

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of September 30, 2022 is approximately $896,800 and as of September 30, 2021 is $864,100 approximately.  The total deferred tax asset is approximately $187,000 and $181,000 for the periods ended September 30, 2022 and 2021, respectively.

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

The total amount of the Notes Payable is $322,741 and bears interest at 2% per year.  Interest expense for the nine-month periods ended September 30, 2022 and 2021 is $4,712 and $3,892, respectively. Total accrued interest as of September 30, 2022 was $18,465.

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

As of September 30, 2020, the Company executed a Drawdown Promissory Note in favor of Bryan Glass Securities, Inc. (“BGS”) under which the Company is entitled to borrow up to an aggregate of $150,000 during the 2020 and 2021 calendar years (the “Drawdown Note”).  The original drawdown amount was $50,000 but has been increased to $150,000 in 2021 – see Note I below.  Under the Drawdown Note, the Company must request a drawdown against

NOTE G--NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT—CONT’D

the instrument not less than three days prior to the date on which it requires the proceeds. The unpaid principal amount of the Drawdown Note bears interest at the rate of 2% per year. On October 17, 2022, BGS agreed to extend the maturity date of the Drawdown Note to December 31, 2024.

•	During the year 2020, $38,799 of the drawdown was borrowed.

•	During the year 2021, $62,721 of the drawdown was borrowed.

•	During the 1st quarter 2022, $6,150 of the drawdown was borrowed.

•	During the 2nd quarter 2022, $7,740 of the drawdown was borrowed.

•	During the 3rd quarter 2022, $4,910 of the drawdown was borrowed.

As of September 30, 2022, the Company has borrowed an aggregate of $120,320 from BSG under the Drawdown Note and the sum of $29,679 remains available for advances thereunder.

NOTE H—FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079.  The computer equipment was depreciated over its estimated useful life of 5 years. Annual depreciation was $416. Depreciation expense was $0 and $207 for the nine months ended September 30, 2022 and 2021, respectively.  The Accumulated Depreciation is $2,079 and $2,079 as of September 30, 2022 and 2021.

NOTE I—MATERIAL EVENTS/SUBSEQUENT EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements and has determined no subsequent events have occurred.

On October 17, 2022, BGS agreed to extend the maturity date of the Drawdown Note to December 31, 2024.

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

During the second quarter of 2021, we launched an Esports/E-gaming platform which we refer to as Esportsreporter.com. Esportsreporter.com is a leading news channel for all things esports and gaming. Publishing the most relevant breaking news for esports and gaming, including coverage of industry trends and guides on the business of esports and gaming for investors and aspiring esports and gaming professionals. Esportsreporter.com provides daily coverage of important news in the esports world while also diving deeper with coverage of events with live reporters as well as conducting face to face and virtual interviews with professional players in the space.  Esports is growing faster than ever with millions of gamers, millions of viewers, and millions of dollars in prizes.  Accordingly, we believe now is an ideal time to bring all esports and gaming news into one platform to leverage the growth of this global audience and maximize user engagement through Esportreporter.com.

In addition to becoming a leading source of esports news, Esportsreporter.com has an editorial and digital content creation team that publishes fresh, original content covering the latest trends from the esports and gaming industry.  We currently staff numerous qualified journalist and editorial gamers, as well as social media expert/ gamers, and video editors, graphic designers, and production engineers – all also gamers.  Our platform is quickly becoming one of the most exciting eSports news sites, with a heavy and popular presence in the gaming and eSports communities via content both article and video, and social media, on its way toward becoming a major broadcaster of eSports tournaments and gaming events, with its own large in-house family of avid content creators.

We also provide fans with recording clips of tournaments for montages, similar to highlights of a major sports game.  Recording clips of professional streamers for montages, a very popular genre of content that YouTube and now Netflix are offering as their own channels, which we hope to emulate in the near future. Videos recording our own staff explaining latest game patches, eSport team news/drama, new game trailers, new game features. Turning personal streams into montages for the site and channel.

We expect to have reporters attending the important upcoming events, including Play NYC, and have interviewed top Game Team Players. As capital permits, we will continue to grow and add more high caliber interviews as well as emerging game coverage and reviews, indie games still undiscovered, peripherals and gaming hardware systems, streaming video gameplay, competitive, walkthrough as well as industry technical topics.

We will seek to build a following on digital media from which we expect to generate revenue from sales, sponsorships, or merchandise from our fanbase and advertisers published on our ad supported content.

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

Our revenues from this segment will depend significantly on growth in the mobile games market and our ability to develop or acquire and publish Apps that are well received by consumers. In addition, because our products are purchased with disposable income, our success is dependent on the overall strength of the economy in the United States. We expect to invest resources in research and development, analytics and marketing to introduce new Apps and continue to update our existing Apps, and to the extent that Apps into which we have invested significant capital are not successful, our business and financial condition could be harmed. We operate in an environment that is extremely competitive for users against a continually increasing number of developers, many of which are significantly larger than us and have other competitive advantages. We expect to allocate a material portion of our operating revenue and capital that we receive to sales and marketing initiatives in connection with the launch and promotion of our games in an effort to drive sales.

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

Results of Operations for the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021 (unaudited)

The following table presents our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Revenue	$-	$-

Expenses
Selling, General and Administrative	1,047	5,370
Depreciation/Amortization Expense	-	-
Interest Expense	1,606	1,362
Outside Services	-	10,891
Professional Fees	3,860	605
Total Expenses	6,513	18,228
Net Loss	$(6,513)	$(18,228)

Business Activity

During the quarter ended September 30, 2022, our efforts focused on identifying sources of meaningful capital and we experienced only inconsequential business activity.

Net Loss

During the three months ended September 30, 2022, we had a net loss from operations of $6,513, as compared to a net loss of $18,228 for the comparable 2021 period.

The following table presents our results of operations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021
Revenue	$-	$-

Expenses
Selling, General and Administrative	8,933	18,670
Amortization/Depreciation Expense	-	207
Interest Expense	4,712	3,892
Outside Services	1,629	17,814
Professional Fees	8,550	1,440
Total Expenses	23,824	42,023
Net Loss	$(23,824)	$(42,023)

Revenues

During the nine months ended September 30, 2022 and 2021, we did not record any revenue.

Net Loss

During the nine months ended September 30, 2022, we had a net loss from operations of $23,824, as compared to a net loss of $42,023 for the comparable 2021 period.

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

As of September 30, 2022, we had a working capital deficit of $39,576, compared to a working capital deficit of $34,552 at December 31, 2021.

Since our inception, we have financed our operations through the sale of equity securities, from third party loans and from internally generated revenue from operations.

Over the last several years, we have been borrowing cash from Bryan Glass Securities, Inc. (“BGS”) and its affiliates to fund our operations. From 2016 to 2018, we borrowed an aggregate of $160,314 from Empire State Financial Inc. (“ESF”), an affiliate of BGS, which debt was evidenced by promissory notes that matured in 2018. In the fourth quarter of 2018, ESF agreed to extend the maturity date of the notes to December 31, 2021 in consideration of our lowering the conversion price of the shares of Series A Convertible Preferred Stock owned by Ventureo, LLC, an affiliate of BSG and ESF, from $0.005 per share to $0.0002 per share. During 2019, we borrowed an aggregate of approximately $42,000 from BGS. In June 2020, we entered into a drawdown note with BGS which provided for total credit of up to $50,000. The credit line under the drawdown note was increased to $150,000 in 2021 which bears interest at the rate of 2% per year and matures on December 31, 2024.

During the three and nine months ended September 30, 2022, we borrowed an aggregate of $4,910 and $18,800, respectively, under the drawdown note. As of September 30, 2022, we had borrowed an aggregate of $120,320 under the drawdown note and there remained $29,680 available for borrowing.

Our primary requirements for liquidity and capital are to fund the development and acquisition of new Apps and for sales and marketing initiatives in connection with the launch and promotion of our games, as well as for working capital to fund our general corporate needs, including filing reports under the federal securities laws. We work with independent game designers, developers and programmers who provide us with new ideas and titles to publish. We also are soliciting new games and concepts that we may acquire from third parties. When we receive an idea for a new App, we research the commercial viability of the concept, undertaking an analysis of the cost to develop the App against its potential economic return. If we determine that the App is commercially viable, we may fund the cost of development, publication and marketing. Upon completion of development, we will own the App title. Developing and publishing free-to-play games will require considerable capital to develop, maintain and update, particularly games we may seek to develop around popular movie, television, toy other cultural phenomena that lend themselves to gamification.

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

Cash Flows:

The following table presents summary cash flow information.

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
Net cash used in operating activities	$(19,112)	$(40,423)
Net cash used in investing activities
Net cash provided by financing activities	19,112	40,438
Net increase / (decrease) in cash	$(312)	$15

Contractual Commitments as of September 30, 2022

As of September 30, 2022, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended September 30, 2022 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2021 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $896,817 at September 30, 2022. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2022. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

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

APPSOFT TECHNOLOGIES, INC.

Date: November 14, 2022	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

