Form 10-K
period 2022-12-31
Appsoft Technologies, Inc.
filed 2023-04-18
CIK 1651992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

common stock, par value $0.001 per share

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2022 was approximately $1,242,010.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

At April 14, 2023, there were 4,105,103 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

Throughout this Annual Report, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal,” or similar terminology. The forward-looking statements contained in this Annual Report are generally located in the material set forth under the headings “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

•	our ability to continue to launch and enhance games that attract and retain a significant number of paying players;
•	expectations of growth in total consumer spending on gaming and esports;
•	our reliance on third-party platforms and our ability to track data on those platforms;
•	our ability to adapt to, and offer games that keep pace with, changing technology and evolving industry standards;
•	competition;
•	our ability to access additional financing;
•	our ability to attract skilled employees with creative and technical backgrounds;
•	our dependence on independent game developers and esports content creators;
•	protection of our proprietary information and intellectual property;
•	security and integrity of our games and systems;
•	security breaches, cyber-attacks or other privacy or data security incidents, challenges or disruptions;
•	reliance on or failures in information technology and other systems;
•	loss of revenue due to unauthorized methods of playing our games;
•

laws and government regulations, both foreign and domestic, including those relating to data privacy and security, including with respect to the collection, storage, use, transmission, sharing and protection of personal information and other consumer data, and those laws and regulations that affect companies conducting business on the internet, including ours;

•	influence of certain stockholders, including decisions that may conflict with the interests of other stockholders;
•	failure to establish and maintain adequate internal control over financial reporting;
•	stock price volatility;
•

litigation and other liabilities relating to our business, including litigation and liabilities relating to consumer protection, employee matters, alleged service and system malfunctions, alleged intellectual property infringement and claims relating to our contracts and licenses;

•	our ability to pursue and execute new business initiatives;
•	our expectations of future growth that will place significant demands on our management and operations;
•	natural events and health crises that disrupt our operations or those of our providers or suppliers; and
•	U.S. and international economic and industry conditions.

Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no and expressly disclaim any obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

This Annual Report may contain references to industry market data and certain industry forecasts. Industry market data and industry forecasts are obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. Although we believe industry information to be accurate, it is not independently verified by us and we do not make any representation as to the accuracy of that information. In general, we believe there is less publicly available information concerning international social gaming industries than the same industries in the U.S. Some data is also based on our good faith estimates, which are derived from our review of internal surveys or data, as well as the independent sources referenced above. Assumptions and estimates of our and our industry's future performance are necessarily subject to a high degree of uncertainty and risk due to a variety of factors which could cause future performance to differ materially from our assumptions and estimates.

PART I

ITEM 1. BUSINESS

General

AppSoft Technologies, Inc. (“we,” “us” or the “Company”) develops, publishes and markets mobile software applications for smartphones and tablet devices (“Apps”). We generate revenue from sales, or downloads, of our Apps and from advertisements published on our ad supported game titles. We currently own but have not published, a portfolio comprising over 200 Apps titles including games designed to appeal to a broad cross section of consumers. Consumers download our Apps through the Apple App Store, a direct-to-consumer digital storefront.

Over the last several years, we discontinued updating our catalogue of legal-related Apps because they did not generate revenue sufficient to support continued investment and we no longer offer those products.

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

During 2022, we focused development efforts on our esports segments, which include e-gaming platforms and a digital publication titled “Esportsreporter,” a news channel covering esports and professional gaming.

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

Our App Portfolio

Our Apps portfolio includes approximately 200 products, that have been decommissioned. Apps we explore for future development, comprises game titles that are designed to appeal to a variety of age groups ranging from younger teens to adults. When our games are published on the app stores, we offer some of our games in both a free advertisement-supported version and a paid version that does not display ads. We believe that by offering free ad supported versions we can build a significantly larger customer base more quickly than we could if we charged users an up-front fee to download our games since they may be reluctant to purchasing a game without first playing it. If a consumer enjoys a title, they may purchase the game and play without interruption from pop-up ads.

The markets for our products are characterized by rapid technological change, particularly in the technical capabilities of mobile phones and tablets, and changing end-user preferences. Therefore, we may be required to continuously invest capital to innovate and publish new games, regularly update our games, and modify existing games for distribution on evolving platforms. We cannot assure investors that we will have the capital to develop new games and update existing games, that we will be successful in selecting new games to bring to market or that our updates to successful games will allow us to retain players.

App Development

We seek to develop and acquire new Apps to supplement our existing portfolio. We may engage developers to create games for us or acquire titles and concepts directly from independent developers. We are seeking to develop a pipeline of independent game designers, developers and programmers who provide us with new ideas and titles to publish.

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

According to Newzoo, a global source for games and esports analytics and market research, the Esports audience in 2020 comprised 220.5 million occasional viewers and 215.4 million eSports enthusiasts. By 2024, Newzoo predicts that the compound annual growth rate for eSports enthusiasts from 2019 to 2024 will be approximately 7.7%. They expect that the number of occasional viewers will grow to 291.6 million. And that there will be 285.7 million eSports enthusiasts, making the total audience 577.2 million..

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

Sales, Marketing and Distribution

We market, sell and distribute our games Apps exclusively through Apple’s App Store, a global direct-to-consumer digital storefront. From time to time, we may also sell development services to other business for products they will take to market. We expect to develop our new Apps for both Apple and Android devices. We will seek to offer our products through Google Play as our development efforts warrant.

We are currently on hold with our games but when published, we expect to generate revenue from downloads of our paid Apps and from advertisements published on our ad supported game titles. We have entered into an agreement with Apple that governs our relationship as a developer/ distributor on its storefront. We are party to two agreements with Apple, one that relates to App sales and one that covers net revenues generated from in-App advertising, for which we pay Apple a fee equal to 30% of net advertising revenues, which are defined as gross advertising revenue recognized through the delivery of ads by Apple less: a) any allowances actually made or taken for returns, credits, cash discounts and promotional allowances; and, b) agency and agent fees, discounts, commissions and referral fees and (c) certain adjustments and allocations specified in the agreement. The agreement provides that we will continue to own all rights to our Apps, subject to a license we grant to each party to market and promote our products and further define permissible and prohibited activities of the parties.

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

Our ability to market our Apps successfully on direct-to-consumer digital storefronts depends on a number of factors, including our ability to build relationships with storefront owners and educate them about our title roadmap so that they feature or otherwise prominently place them within the storefront. If we are able to achieve these ends, we believe that consumers are more likely to find our Apps, which may result in greater downloads and increased revenue. We believe that a number of factors may influence the featuring or placement of an App, including:

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

In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals in all of our segments who are able to create and launch Apps and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. As an example of the competition that we face, as of the third quarter of 2022, Statista estimated that the Apple App store offered over 200,000 game Apps for download. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players and users who purchase content for their devices without substantially increasing marketing or development costs.

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

We could be an emerging growth company until the last day of the first fiscal year following the fifth anniversary of our first common equity offering, although circumstances could cause us to lose that status earlier if our annual revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt in any three-year period, if, at the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year, or if we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and, therefore, are not required to provide the information required by this item.

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

On April 14, 2023, the closing bid price of our common stock was $0.60 per share.

Holders

As of April 14, 2023, we had 55 record holders and 4,145,103 shares of common stock outstanding.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not issue any securities during fiscal 2022.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, publish and market Apps for smartphones and tablet devices. We derive revenue from sales, or downloads, of our Apps and from advertisements published on our ad-supported game titles. During 2022, we did not generate any revenue. During 2022, we explored new game development ideas and other aspects of video game reporting. Over the course of 2023, we expect to generate revenue from the sale of software titles that we are developing from our own account, from titles that were developed by third-parties which we acquired and from titles that have been developed for our benefit. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development costs. We also expect to generate revenue from our eSports business as we seek to re-launch Esports Reporter with more focus on video gameplay.

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

We expect to develop and acquire new Apps to expand our existing product offerings, as our resources permit. We rely on third party designers, developers and programs to develop new Apps. We also solicit ideas for new titles from unrelated parties. We evaluate prospects based on a variety of factors. If we conclude that a particular prospect is worth pursuing, we may fund the development of the App through launch and beyond.

We have been growing our Esports efforts from a simple news site to in-depth interviews with current and former champions, and now we are moving into video gameplay content.

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

During the first quarter of 2022, we launched a video game incubator, Gamerfy.com, which will seek to acquire and commercialize the next generation of game titles with particular focus on community play, the Metaverse and NFT’s, each of which would allow us to sell into rapidly growing market segments. We expect Gamerfy to be the principal source of new games for us for the foreseeable future.   We have identified a heuristics for investment decisions and have identified key professionals for employment and as executive members of Gamerfy.

During the second quarter of 2021, we launched Esportsreporter.com, a news channel for a broad spectrum of esports and gaming. We are currently building a following on digital media and expect to monetize the site and our audience utilizing an array of proven techniques, including generating revenue from sales, sponsorships, merchandise, and advertiser supported content. We expect to direct a significant percentage of our capital resources on Esportsreporter.com during 2022.  We continue to invest in Esportreporter.com, mainly in video gameplay and expect to continue to direct capital and employment resources into 2023.

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

Our ability to achieve and sustain profitability will depend not only on our ability to generate meaningful our revenues, but also on our ability to manage our operating expenses. Currently, we have one full-time employee, who receives compensation when and as determined by the Board. For the foreseeable further, we expect to utilize the services of independent contractors and consultants, who we believe are readily available for our purposes, in order to manage our personnel costs. We also will continue to maintain a virtual office as long as our operations permit us to do so to contain our office space overhead.

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

Results of Operations for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The following table presents our results of operations for the year ended December 31, 2022 and 2021:

	For the years ended December 31,
	2022	2021

Revenue	$-	$-

Expenses
Selling, General and Administrative	10,681	20,421
Depreciation and Amortization Expense	-	207
Interest Expense	6,345	5,352
Outside Services	1,888	22,659
Professional Fees	12,525	2,215
Total Expense	31,439	50,854
Loss from Operations	$(31,439)	$(50,854	) )

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

As of December 31, 2022, we had negligible assets and total liabilities of $369,937, of which $328,716 is attributable to the principal and interest due under a draw down promissory note which includes borrowings from 2018 through December 31, 2022 (the “Draw Down Note”). Comparably, as of December 31, 2021, we had total assets of $325 and total liabilities of $338,818 of which $303,941 was attributable to the principal and interest due under the Draw Down Note. As of December 31, 2022, we had a working capital deficit of $41,215 and a working capital deficit of $34,552 as of December 31, 2021.

Our primary requirements for liquidity and capital are to fund the growth of Esportsreporter.com as well as the development and acquisition of new Apps and for sales and marketing initiatives in connection with the launch and promotion of our games, through Gamerfy as well as for working capital to fund our general corporate needs, including filing reports under the federal securities laws. We work with independent game designers, developers and programmers who provide us with new ideas and titles to publish. We also are soliciting new games and concepts that we may acquire from third parties. When we receive an idea for a new App, we research the commercial viability of the concept, undertaking an analysis of the cost to develop the App against its potential economic return. If we determine that the App is commercially viable, we may fund the cost of development, publication and marketing. Upon completion of development we will own the App title. Developing and publishing free-to-play games will require considerable capital to develop, maintain and update, particularly games we may seek to develop around popular movie, television, toy other cultural phenomena that lend themselves to gamification.

Since our customers pay for their purchases by credit or debit card at the time of sale, neither inventories nor receivables are relevant to our business.

Our cash on hand and cash flow from operations are not sufficient to fund our existing operations or support our desired development and acquisition strategy or required in connection with launching, marketing and promoting our games. Over the last several years, we have relied on loans from entities related to a stockholder for operating capital. In 2020, these loans were rolled up into a Drawdown Promissory Note which was amended on January 1, 2023 to provide for a total drawdown line of credit equal to $400,000 which matures on December 31, 2027. Under the Drawdown Promissory Note, as of December 31, 2022, there was an outstanding principal amount of $328,716, and $71,284 remained available for advances. The capital we have received and that remains available under the Drawdown Note is not sufficient to allow us to undertake significant development or marketing activities but will provide us with the capital required to support the Company’s minimal operations while we formulate our strategies for the next several quarters, which include launching Esportsreporter.com and the Gamerfy site. We are seeking to identify sources of capital to fund the entire range of our operations and development activities; however, such capital may not be available to us on acceptable terms or at all. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities or through other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will continue to constrain our operations, including App development and marketing, and restrict our ability to grow. If we are unable to obtain additional financing, we may possibly have to cease our operations.

Cash Flows:

Operating Activities

Cash used in operations was $25,094 and $62,402 for the years ended December 31, 2022 and 2021, respectively. In 2022 and 2021, cash was mainly used to pay selling, general and administrative expenses and the cost of our outside professionals.

Investing Activities

We did not use any cash in investing activities during the years ended December 31, 2022 and 2021.

Financing Activities

Cash flow from financing activities was $24,775 and $62,721 for the years ended December 31, 2022 and 2021, respectively. These amounts were attributable to advances under the Drawdown Note received periodically over the course of the year.

Off-Balance Sheet and Other Arrangements

As of the date of this Annual Report, the Company does not have any off-balance sheet or similar arrangements.

Going Concern

The report of our independent auditor and Note B to the financial statements filed with this Annual Report indicate that the Company’s minimal operations to date and lack of fully established sources of revenue raise substantial doubt about the Company’s ability to continue as a going concern. For these reasons, our financial statements have been prepared assuming the Company will continue as a going concern, which assumes we will realize our assets and discharge our liabilities in the normal course of business. If we are unable to achieve these ends, we cannot assure you that we will be able to generate revenue to support our operations and continue operations.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AppSoft Technologies, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2019

Lakewood, CO

April 17, 2023

AppSoft Technologies, Inc.

Balance Sheets

	As of	As of
	December 31, 2022	December 31, 2021
CURRENT ASSETS
Cash	$6	$325
TOTAL CURRENT ASSETS	6	325

TOTAL ASSETS	$6	$325

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	21,124	21,124
Accrued Interest	20,097	13,753
TOTAL CURRENT LIABILITIES	41,221	34,877

Note Payable	328,716	303,941
TOTAL LIABILITIES	369,937	338,818

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,936,000 and 1,936,000 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	$193	$193
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,504,103 and 4,504,103 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	449	449
Additional Paid in Capital	491,458	491,458
Additional Paid in Capital - Stock Warrants	42,400	42,400
Accumulated Deficit	(904,432)	(872,993)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(369,932)	(338,493)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$5	$325

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the twelve months ended December 31,
	2022	2021

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	10,681	20,421
Amortization/Depreciation Expense	-	207
Interest Expense	6,345	5,352
Outside Services	1,888	22,659
Professional Fees	12,525	2,215
Total Expense	31,439	50,854
Loss from operations	$(31,439)	$(50,854)
Provision for Income Taxes	$-	$-
NET LOSS	(31,439)	(50,854)
Weighted average common shares outstanding, basic and fully diluted	4,504,103	4,504,103

Basic and fully diluted net loss per common share:	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For twelve months ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,439)	$(50,854)

Amortization and Depreciation	-	207
Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	-	(17,107)
Increase (decrease) in Accrued Interest Expense	6,345	5,352
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(25,094)	(62,402)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	24,775	62,721
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	24,775	62,721

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(319)	319

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	325	6

END OF THE PERIOD	$6	$325

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the year ended

December 31, 2022

						Additional
	Common Stock		Preferred Stock		Additional	Paid-in Capital
	Shares	Amount	Shares	Amount	Paid-in Capital	Stock Warrants	Accumulated Deficit	Total Equity
Balances, January 1, 2022	4,504,143	$449	1,936,000	$193	$491,458	$42,400	$(872,993)	$(338,493)

Net Loss	-	-	-	-	-	-	(31,439)	$(31,439)

Balances, December 31, 2022	4,504,143	$449	1,936,000	$193	$491,458	$42,400	$(904,432)	$(369,932)

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

APPSOFT TECHNOLOGIES

NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022

NOTE A—BUSINESS ACTIVITY

AppSoft Technologies (the "Company”) was organized under the laws of the State of Nevada March 24, 2015. The Company’s fiscal year end is December 31st.  Appsoft is a developer of innovative games/mobile apps as well as Esports/E-gaming platforms, including Esportsreporter, a leading news channel for all things esports and professional gaming. Coverage includes events with live reporters as well as conducting face-to-face and virtual interviews with professional players in the space. We are currently building a following on digital media to generate revenue from sales, sponsorships, or merchandise from our fanbase and advertisers published on our ad supported content.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $904,432 and cash used in operations of $25,094 at the period ended December 31, 2022.

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

Interim filings should be read in conjunction with the Company’s annual report as of December 31, 2022.

Cash and Cash Equivalents- For the purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The financial statements above reflect all the costs of doing business.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There was a total of 1,936,000 upon conversion of preferred stock as of December 31, 2022.

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

Fair Value of Financial Instruments- The carrying amounts reported in the balance sheet for cash, accounts receivable and accounts payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2022 and 2021, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended December 31, 2022 and 2021.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended December 31, 2022 and 2021.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2022, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended December 31, 2022 and 2021.

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2022 and 2021.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $0.0001 at value per share.

Total issued and outstanding shares of common stock is 4,504,103 and 4,504,103 as of December 31, 2022 and 2021, respectively.

Total issued and outstanding shares of preferred stock is 1,936,000 and 1,936,000 as of December 31, 2022 and 2021, respectively.

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

During 2021, the Company converted 1,400 shares of Preferred Stock into 350,000 shares of Common Stock.

Capital Contributions

Brian Kupchik, President and CEO made no capital contributions during the nine months ended December 31, 2022 and 2021.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of December 31, 2022 is approximately $904,432 and as of December 31, 2021 is $872,993 approximately.  The total deferred tax assets are approximately $190,000 and $183,000 for the periods ended December 31, 2022 and 2021, respectively.

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

NOTE G--NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT

The total amount of the Notes Payable is $328,716 and bears interest at 2% per year.  Interest expense for the years ended December 31, 2022 and 2021 were $6,345 and $5,352, respectively. Total accrued interest as of December 31, 2022 was $20,097.

Detail of the Notes Payable is as follows:

2018 Notes Payable

2018 Principal and Interest were consolidated into promissory note in the amount of $160,314. The note bears interest at 2% per year.

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

2019 Notes Payable

In 2019 an additional $42,106 was incurred in promissory notes. The note bears interest at 2% per year.

NOTE G--NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT—CONT’D

BGS Drawdown Promissory Note

On September 30, 2020, the Company executed a Drawdown Promissory Note in favor of Bryan Glass Securities, Inc. (“BGS”) under which the Company is entitled to borrow up to an aggregate of $150,000 during the 2020 and 2021 calendar years (the “Drawdown Note”).  The original drawdown amount was $50,000 but has been increased to $150,000 in 2021 – see Note I below.  Under the Drawdown Note, the Company must request a drawdown against the instrument not less than three days prior to the date on which it requires the proceeds stating the amount of the drawdown and the purposes to which the proceeds will be applied.  BGS is entitled to approve or decline an advance of all or a portion of the drawdown request.  The unpaid principal amount of the Drawdown Note bears interest at the rate of 2% per year. On October 17, 2022, BGS agreed to extend the maturity date of the Drawdown Note to December 31, 2024.

•	During the year 2020, $38,800 of the drawdown was borrowed.

•	During the year 2021, $62,721 of the drawdown was borrowed.

•	During the year 2022, $24,775 of the drawdown was borrowed.

As of December 31, 2022, the Company has borrowed an aggregate of $126,296 from BGS under the Drawdown Note and the sum of $23,704 remains available for advances thereunder.

NOTE H—FIXED ASSETS

In July 2016, the Company purchased computer equipment for $2,079.  The computer equipment was depreciated over its estimated useful life of 5 years. As of December 31, 2022, the asset is fully depreciated.

NOTE I—MATERIAL EVENTS/SUBSEQUENT EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements and has determined no subsequent events have occurred.

Material Events

Drawdown Promissory Note—BGS has agreed to increase the Drawdown Promissory Note limit from $150,000 to $400,000 and extend the maturity date of the Drawdown note to December 31, 2027.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2022.

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

Under the supervision of our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. We have identified the following material weakness as of December 31, 2022:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report:

Name	Age	Position

Brian Kupchik	48	President, Chief Executive Officer and Director

Background Information about our Officers and Directors

Brian Kupchik has been our President, Secretary and a member of our Board since the Company’s inception. In January 2015, he co-founded Primo Media Inc. with Mr. Ingram, our former Treasurer and a director, a business development concern based in Yorktown Heights, New York, for which he served as the chief operating officer. Primo is a Latin-focused multi-channel network that connects brands with millions of Hispanic Millennials through integrated digital and mobile advertising opportunities across its network. Since January 2012, Mr. Kupchik has been a partner in 47 Media, an outsourced business development and consulting firm, where he is responsible for acquiring new business, negotiating contracts, establishing project plans and consulting regarding strategy, business development, management and other outsourced digital media services. From October 2011 to May 2012, he was a portfolio manager at Black Ocean, digital platform that has created a new generation business model that combines entrepreneurship, incubation, venture capital and investment banking practices. From October 2009 to August 2011, Mr. Kupchik was vice president of business development at MediaBrix/Smartclip, a social media focus company offering a foundation of social products including, Pulse for Facebook, Guaranteed Video View, Social Apps / Games, and Mobile, where he participated in sales, strategy, product development with a heavy focus on mobile. Mr. Kupchik is a member of OMMA, a digital media marketing organization, and the Interactive Advertising Bureau. Mr. Kupchik is involved with several children’s charitable organizations. Mr. Kupchik has been selected as a director of our Company because of his experience and background in business development in Internet based businesses.

Involvement in Certain Legal Proceedings

Our sole director, executive officer and control person has not been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Term of Office

All our directors will hold office until their successors have been elected and qualified or appointed or the earlier of their death, resignation or removal. Executive officers are appointed and serve at the board of director’s discretion.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and announcements of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent of stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, we believe all required Section 16(a) reports were made during 2022.

Board Composition

Our bylaws provide that the size of our Board will be determined from time to time by the resolution of our Board. Currently, our Board comprises one member.

Election of Directors

Our bylaws provide that a majority vote of our stockholders elect the members of our Board.

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

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor have our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our officers and directors have not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

As with most small, early stage companies until such time as our Company further develops our business, achieves a stronger revenue base and has sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board to include one or more independent directors, we intend to establish an audit committee of our Board. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board include “independent” directors, nor are we required to establish or maintain an audit committee or other committees of our Board.

Meetings of the Board

During fiscal 2022, our Board did not hold any in-person or telephonic meetings nor did it act by written consent.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at www.appsofttechnologies.com. We intend to post any amendments to the code, or any waivers of its requirements, on our website. The contents of our website are not incorporated by reference into this Annual Report.

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committees of our Board.

Our Board does not have standing audit, compensation or nominating committees. Our Board does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our Board does not believe committees are necessary based on the size of our company, the current levels of compensation to corporate officers and voting control lies with our current Board. Our Board will consider establishing audit, compensation and nominating committees at the appropriate time.

The entire Board participates in the consideration of compensation issues and of director nominees. Candidates for director nominees will be reviewed in the context of the current composition of the Board and our operating requirements and the long-term interests of our stockholders. In conducting this assessment, the Board will consider professional and business skills, experience, expertise, diversity, judgment and such other factors as it deems appropriate given the current needs of the Board and our company, to maintain a balance of knowledge, experience and capability.

Nomination Process

During the 2022 fiscal year, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our Board. Our Board does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our Board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on our Board. If stockholders wish to recommend candidates directly to our Board, they may do so by sending communications to the President of our Company at the address on the cover of this Annual Report.

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

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the quarter ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes compensation recorded by us for the years ended December 31, 2022 and 2021 for our principal executive officer who also serves as our principal financial officer.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brian Kupchik, President and	2022	0	0	0	0	0	0	0	0
Chief Executive Officer	2021	0	0	0	0	0	0	0	0

___________

Narrative Disclosure to Summary Compensation Table

The Company has not established a base salary for the President and Chief Executive Officer. However, from time to time, the President, Chief Executive Officer and sole director approves, in his sole discretion, payments to be made to himself by the Company in the form of a management fee. The management fee is intended to compensate Mr. Kupchik for services rendered to the Company in his capacity as an executive officer. There is no written agreement regarding the management fee and no terms in place regarding the amount and timing of management fees. In addition, from time to time, the President, Chief Executive Officer and sole director approves, in his sole discretion, the payment by the Company of certain of his personal expenses and/or financial obligations.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of December 31, 2022.

Long-Term Incentive Plans

There are no arrangements or plans in which the Company would provide pension, retirement or similar benefits for directors or executive officers.

Compensation of Directors

Our current director does not receive separate compensation for his service on our Board. Our Board has the authority to fix the compensation of directors. We do not intend to pay employee directors a separate fee for their Board services.

No compensation was paid to our director for his service as a director during the year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our capital stock as of April 14, 2023, by (i) each person known by us to be the beneficial owner of more than 5% of each class of our outstanding capital stock, (ii) each director and each of our executive officers and (iii) all executive officers and directors as a group. As of the date of this report, there were 4,145,103 shares of our common stock outstanding and 1,937,400 shares of Series A Preferred Stock outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

None.

Director Independence

Our Board currently consists of one member, who does not qualify as an independent director in accordance with Rule 5605 of the NASDAQ Listing Rules. The NASDAQ independence definition includes a series of objective tests, including whether the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board made these determinations, our Board would have reviewed and discussed information provided by our sole director with regard to his business and personal activities and relationships as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the fiscal years ended December 31, 2022 and 2021.

	2022	2021

Audit Fees	$	$

Audit-Related Fees

Tax Fees

All Other Fees

Total	$	$

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

Our Board has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit and review services. Other fees are subject to pre-approval by the Board.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the report of Michael Gillespie & Associates, PLLC are included in Part II, Item 8:

______________

(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the Notes to Financial Statements.
(3)	Exhibits.

Exhibit	Description

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

Amendment to Articles of Incorporation of AppSoft Technologies, Inc. filed with the state of Nevada on April 10, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed on May 27, 2021).

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

25

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

26

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

27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPSOFT TECHNOLOGIES, INC.

April 17, 2023	By:	/s/ Brian Kupchik
Brian Kupchik
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Kupchik	President, Chief Executive Officer, principal executive officer and
Brian Kupchik	principal financial and accounting officer	April 17, 2023

28