Form 10-Q
period 2023-03-31
Appsoft Technologies, Inc.
filed 2023-05-22
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

(516) 224-7717
(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At May 22, 2023, there were 4,145,103 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

 Balance Sheets

	As of	As of
	March 31, 2023 (Unaudited)	December 31, 2022 (Audited)
CURRENT ASSETS
Cash	$33	$5
TOTAL CURRENT ASSETS	33	5

TOTAL ASSETS	$33	$5

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	22,592	21,124
Accrued Interest	21,802	20,097
TOTAL CURRENT LIABILITIES	44,394	41,221

Note Payable	344,739	328,716
TOTAL LIABILITIES	389,133	369,937

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,936,000 and 1,936,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	$193	$193
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,504,103 and 4,504,103 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	449	449
Additional Paid in Capital	533,858	533,858
Accumulated Deficit	(923,600)	(904,432)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(389,100)	(369,932)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$33	$5

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the three months ended March 31,
	2023 (Unaudited)	2022 (Unaudited)

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	1,409	4,171
Interest Expense	1,704	1,532
Outside Services	975	1,455
Professional Fees	22,980	850
Total Expense	27,068	8,008
Loss from operations	$(27,068)	$(8,008)
Other Income/Loss)
Income on Extinguishment of Debt
Provision for Income Taxes	$7,900	$-
NET LOSS	(19,168)	(8,008)
Weighted average common shares outstanding, basic and fully diluted	4,504,103	4,504,103

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For three months ended March 31,
	2023 (Unaudited)	2022 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,168)	$(8,008)

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	1,469	1
Increase (decrease) in Accrued Interest Expense	1,704	1,532
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(15,995)	(6,475)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	16,023	6,150
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	16,023	6,150

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	28	(325)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	5	325

END OF THE PERIOD	$33	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the three months ended
March 31, 2023 (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2023	4,504,143	$449	1,936,000	$193	$533,858	$(904,432)	$(369,932)

Net Loss	-	-	-	-	-	(19,168)	$(19,168)

Balances, March 31, 2023	4,504,143	$449	1,936,000	$193	$533,858	$(923,600)	$(389,100)

For the three months ended
March 31, 2022 (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2022	4,504,143	$449	1,936,000	$193	$533,858	$(872,993)	$(338,493)

Net Loss	-	-	-	-	-	(8,008)	$(8,008)

Balances, March 31, 2022	4,504,143	$449	1,936,000	$193	$533,858	$(881,001)	$(346,501)

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $923,600 and cash used in operations of $15,995 at the period ended March 31, 2023.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There was a total of 1,936,000 upon conversion of preferred stock as of March 31, 2023.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2023 and 2022, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended March 31, 2023 and 2022.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended March 31, 2023 and 2022.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2023, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2023 and 2022.

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2023 and 2022.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $0.0001 par value per share.

Total issued and outstanding shares of common stock is 4,504,103 and 4,504,103 as of March 31, 2023 and March 31, 2022, respectively.

Total issued and outstanding shares of preferred stock is 1,936,000 and 1,936,000 as of March 31, 2023 and March 31, 2022, respectively.

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

During 2021, the Company converted 1,400 shares of Preferred Stock into 350,000 shares of Common Stock.

Capital Contributions

Brian Kupchik, President and CEO made no capital contributions during the three months ended March 31, 2023 and March 31, 2022.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of March 31, 2023 is approximately $881,000 and as of March 31, 2022 is $872,993 approximately.  The total deferred tax assets are approximately $185,000 and $183,000 for the periods ended March 31, 2023 and 2022, respectively.

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

NOTE G–NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT

The total amount of the Notes Payable is $344,739 and bears interest at 2% per year.  Interest expense for the periods ended March 31, 2023 and 2022 were $1,704 and $1,532, respectively. Total accrued interest as of March 31, 2023 is $21,802.

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

APPSOFT TECHNOLOGIES, INC.

NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

NOTE G–NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT—CONT’D

BGS Drawdown Promissory Note

On September 30, 2020, the Company executed a Drawdown Promissory Note in favor of Bryan Glass Securities, Inc. (“BGS”) under which the Company is entitled to borrow up to an aggregate of $150,000 during the 2020 and 2021 calendar years (the “Drawdown Note”).  The original drawdown amount was $50,000 but has been increased to $150,000 in 2021.  Under the Drawdown Note, the Company must request a drawdown against the instrument not less than three days prior to the date on which it requires the proceeds stating the amount of the drawdown and the purposes to which the proceeds will be applied.  BGS is entitled to approve or decline an advance of all or a portion of the drawdown request.  The unpaid principal amount of the Drawdown Note bears interest at the rate of 2% per year. On October 17, 2022, BGS agreed to extend the maturity date of the Drawdown Note to December 31, 2024.  On January 1, 2023, the Drawdown Note amount was increased from $150,000 to $400,000.

●	During the year 2020, $38,800 of the drawdown was borrowed.

●	During the year 2021, $62,721 of the drawdown was borrowed.

●	During the year 2022, $24,775 of the drawdown was borrowed.

●	During the 1st quarter of 2023, $16,023 of the drawdown was borrowed.

As of March 31, 2023, the Company has borrowed an aggregate of $142,319 from BGS under the Drawdown Note and the sum of $257,681 remains available for advances thereunder.

NOTE H—WRITE-OFF OF PAYABLES

Management has asked legal counsel to render an opinion with respect to the collectability of an outstanding Payable carried on the books since July 2015. Reference:  Laws governing the statute of limitations relating to contractual obligations in Nevada are set forth in Title 2, Civil Practice, Chapter 11, of the Nevada Revised Statutes (“NRS”), entitled “Limitations of Actions,” comprising NRS 11.190 through NRS 11.250.

With respect to contractual obligations, under Nevada law, a plaintiff must commence an action permitted at law within the specific time period allotted under Chapter 11 of the NRS. If the action is not brought within the allotted time period, the defendant may assert a defense that the of limitations. The statute of limitations is an affirmative defense in which the defendant introduces evidence, which, if found to be credible, will negate criminal or civil liability, even if it is proven that the defendant committed the alleged acts. The party raising the affirmative defense has the burden of proof on establishing that it applies. In a civil action in which a creditor demands payment on a written instrument evidencing a debt, the successful assertion of the statute of limitations defense will bar collection of the debt. In order to assert the statute of limitations as a defense, a defendant must specifically assert the defense in its answer. If a defendant fails to specifically plead the defense, it will be deemed to be waived. Since no action to enforce such liabilities was brought before December 31, 2022, it is our opinion that the Liability is time-barred from collection under the laws of Nevada and may be removed from the Company’s current balance sheet.

Given the foregoing, the following existing liabilities would be time barred by the statute of limitations:

Nature of Liability	Amount	Date Created	Written Instrument	Maturity Date	Date on which Statute of Limitations Expired
Accounts payable	$7,900	July 2015	Engagement Letter	None	July 2021

Therefore, the Company made the decision to write-off the Payable totaling $7,900. As of March 31, 2023, the write-off of the $7,900 resulted in a Gain on Extinguishment of Debt which was reported on the Statement of Operations for the year ended December 31, 2022 —per ASC Section 470-50-40.  ASC Section 470-50-40 (Debt Modification and Extinguishments), considers the extinguishment of the debt to an unrelated party results in a Gain on Extinguishment of Debt which has been reported on the Statement of Operations.

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

Material Events

On October 17, 2022, BGS agreed to extend the maturity date of the Drawdown note to December 31, 2024. On January 1, 2023, BGS increased the Drawdown Note agreement from $150,000 to $400,000.

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

Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022 (unaudited)

The following table presents our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Revenue	$-	$-

Expenses
Selling, General and Administrative	1,409	4,171
Interest Expense	1,704	1,532
Outside Services	975	1,455
Professional Fees	22,980	850
Total Expenses	27,068	8,008
Loss from Operations	$(27,068)	$(8,008)

Business Activity

During the quarter ended March 31, 2023, our efforts focused on launching our Gamerfy platform to identify game developers and our further developing our Esports platform.

Net Loss

During the quarter ended March 31, 2023, we had a net loss from operations of $27,068, as compared to a net loss of $8,008 for the comparable 2022 period.

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

As of March 31, 2023, we had a working capital deficit of $44,361, compared to a working capital deficit of $41,215 at December 31, 2022.

During the three months ended March 31, 2023, we borrowed an aggregate of $16,023 under a drawdown promissory note that entitles us to borrow up to $400,000, which bears interest at the rate of 2% per year borrowings and which matures on December 31, 2027. As of March 31, 2023, we had borrowed an aggregate of $344,739 under the drawdown and the sum of $55,261 remains available for advances.

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

Cash Flows:

Operating Activities

We used net cash used in operating activities for the nine months ended March 31, 2023 of $15,995 compared to $6,475 for the 2022 period, in each case consisting principally of payments to outside consultants, developers and programmers and payments to web hosting and email hosting providers. The decrease in cash used in operating activities was the result of our limited cash resources to deploy to our operations.

Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $16,023 compared to $6,150 during the 2022 period. In each year, financing was provided by loans to the Company. We utilized all of the proceeds that we received from the borrowings for working capital.

Contractual Commitments as of March 31, 2023

As of March 31, 2023, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended March 31, 2023 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2022 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $923,600 at March 31, 2023. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

The Company believes that its significant accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. Our significant accounting policies are described in Note C to our audited financial statements included in our annual report on Form 10-K for the period ended December 31, 2022. We do not believe that there has been any significant change in the Company’s critical accounting policies since December 31, 2022.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2023. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the date on which the Company filed its annual report on Form 10-K for the year ended December 31, 2022 and through the date of this quarterly report, the Company did not sell or issue any securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit	Description

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

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

APPSOFT TECHNOLOGIES, INC.

Date: May 22, 2023	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

