Form 10-Q
period 2023-06-30
Appsoft Technologies, Inc.
filed 2023-08-21
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

At August 21, 2023, there were 4,153,103 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc. Balance Sheets

	As of	As of
	June 30, 2023 (Unaudited)	December 31, 2022 (Audited)
CURRENT ASSETS
Cash	$14	$5
TOTAL CURRENT ASSETS	14	5

TOTAL ASSETS	$14	$5

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	10,437	21,124
Accrued Interest	23,671	20,097
TOTAL CURRENT LIABILITIES	34,108	41,221

Note Payable	377,543	328,716
TOTAL LIABILITIES	411,651	369,937

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,936,000 and 1,936,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	$193	$193
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,504,103 and 4,504,103 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	449	449
Additional Paid in Capital	533,858	533,858
Accumulated Deficit	(946,137)	(904,432)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT	(411,637)	(369,932)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$14	$5

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

 Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2023 (Unaudited)	2022 (Unaudited)	2023 (Unaudited)	2022 (Unaudited)

Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	4,379	3,714	5,787	7,886
Interest Expense	1,863	1,575	3,573	3,107
Outside Services	890	174	1,865	1,629
Professional Fees	15,400	3,840	38,380	4,690
Total Expense	22,532	9,303	49,605	17,312
Loss from operations	$(22,532)	$(9,303)	$(49,605)	$(17,312)
Other Income/Loss)
Income on Extinguishment of Debt
Provision for Income Taxes	$-	$-	$7,900	$-
NET LOSS	(22,532)	(9,303)	(41,705)	(17,312)
Weighted average common shares outstanding, basic and fully diluted	4,504,103	4,504,103	4,504,103	4,504,103

Basic and fully diluted net loss per common share:	$(0.01)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For six months ended June 30,
	2023 (Unaudited)	2022 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,705)	$(17,312)

Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	(10,687)	1
Increase (decrease) in Accrued Interest Expense	3,574	3,106
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(48,818)	(14,205)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	48,827	13,890
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	48,827	13,890

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	9	(315)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	5	325

END OF THE PERIOD	$14	$10

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the six months ended
June 30, 2023 (Unaudited)
					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2023	4,504,143	$449	1,936,000	$193	$533,858	$(904,432)	$(369,932)

Net Loss	-	-	-	-	-	(41,705)	$(41,705)

Balances, June 30, 2023	4,504,143	$449	1,936,000	$193	$533,858	$(946,137)	$(411,637)

For the six months ended
June 30, 2022 (Unaudited)
					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2022	4,504,143	$449	1,936,000	$193	$533,858	$(872,993)	$(338,493)

Net Loss	-	-	-	-	-	(17,312)	$(17,312)

Balances, June 30, 2022	4,504,143	$449	1,936,000	$193	$533,858	$(890,305)	$(355,805)

The accompanying notes are an integral part of these financial statements.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

NOTE A—BUSINESS ACTIVITY

AppSoft Technologies (the "Company”) was organized under the laws of the State of Nevada March 24, 2015. The Company’s fiscal year-end is December 31st. The Company develops innovative games/mobile apps and hosts an Esports/E-gaming platforms, including Esportsreporter, a leading news channel for all things esports and professional gaming. Coverage includes events with live reporters as well as conducting face-to-face and virtual interviews with professional players in the space. We are currently building a following on digital media to generate revenue from sales, sponsorships, or merchandise from our fanbase and advertisers published on our ad supported content.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $946,137 and cash used in operations of $48,818 at the period ended June 30, 2023.

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

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation- The financial statements included herein were prepared under Generally Accepted Accounting Principles (GAAP). All adjustments have been made which in the opinion of management are necessary, normal, and recurring in nature for presentation.

Interim filings should be read in conjunction with the Company’s annual report as of December 31, 2023.

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

AS OF JUNE 30, 2023

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There was a total of 1,936,000 upon conversion of preferred stock as of June 30, 2023.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2023 and 2022, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended June 30, 2023 and 2022.

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

Fair Value for Financial Assets and Financial Liabilities- The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

AS OF JUNE 30, 2023

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended June 30, 2023 and 2022.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2023, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2023 and 2022.

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2023 and 2022.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

NOTE E-CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $.0001 par value per share.

Total issued and outstanding shares of common stock is 4,504,103 and 4,504,103 as of June 30, 2023 and June 30, 2022, respectively.

Total issued and outstanding shares of preferred stock is 1,936,000 and 1,936,000 as of June 30, 2023 and June 30, 2022, respectively.

The Company is authorized to issue 10,000,000 Series A Cumulative, Convertible Preferred Shares (Preferred Stock) at $.0001 par value per share. During the period from inception (March 24, 2015) through December 31, 2016, the Company issued 2,000,000 shares of preferred stock at $.05 per share to Ventureo, LLC in exchange for $50,000 in cash and Phone Apps with a fair market value of $50,000 for a total of $100,000. The shares of “Preferred Stock” are convertible, at the option of the holder, into shares of common stock at a conversion price of $0.005 per share. The holder of the “Preferred Stock” may not convert any portion of the “Preferred Stock” if, after giving effect to such conversion, the holder would beneficially own in excess of 4.99%, except that the holder may, by written notice to the Company, increase or decrease this percentage up to a maximum of 9.99%, provided that any such increase will not be effective until the 61st day after such notice is delivered to the Company.  Upon a liquidation event, the Company shall first pay to the holders of the “Preferred Stock” an amount per share equal to the Original Issue Price (i.e., $0.05 per share of Series A Preferred Stock), plus all accrued and unpaid dividends on each share of Series A Preferred Stock (the “Series A Preference Amount”). After full payment of the liquidation preference amount to the holders of the “Preferred Stock,” the Company will then distribute the remaining assets to holders of common stock, other junior preferred shares (if any) and the “Preferred Stock” on an as-if-converted-basis. The Series A Preferred Stock ranks senior to the Company’s common stock and senior to any other shares of preferred stock the Company may issue in the future.

The Company is authorized to issue 10,000,000 Series A Cumulative, Convertible Preferred Shares (Preferred Stock) at $.0001 par value per share. During the period from inception (March 24, 2015) through December 31, 2016, the Company issued 2,000,000 shares of preferred stock at $.05 per share to Ventureo, LLC in exchange for $50,000 in cash and Phone Apps with a fair market value of $50,000 for a total of $100,000. The shares of “Preferred Stock” are convertible, at the option of the holder, into shares of common stock at a conversion price of $0.005 per share. The holder of the “Preferred Stock” may not convert any portion of the “Preferred Stock” if, after giving effect to such conversion, the holder would beneficially own in excess of 4.99%, except that the holder may, by written notice to the Company, increase or decrease this percentage up to a maximum of 9.99%, provided that any such increase will not be effective until the 61st day after such notice is delivered to the Company.  Upon a liquidation event, the Company shall first pay to the holders of the “Preferred Stock” an amount per share equal to the Original Issue Price (i.e., $0.05 per share of Series A Preferred Stock), plus all accrued and unpaid dividends on each share of Series A Preferred Stock (the “Series A Preference Amount”). After full payment of the liquidation preference amount to the holders of the “Preferred Stock,” the Company will then distribute the remaining assets to holders of common stock, other junior preferred shares (if any) and the “Preferred Stock” on an as-if-converted-basis. The Series A Preferred Stock ranks senior to the Company’s common stock and senior to any other shares of preferred stock the Company may issue in the future.

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

During 2021, the Company converted 1,400 shares of Preferred Stock into 350,000 shares of Common Stock.

Capital Contributions

Brian Kupchik, President, and CEO made no capital contributions during the six months ended June 30, 2023 and June 30, 2022.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of June 30, 2023 is approximately $948,000 and as of June 30, 2022 is $890,300 approximately. The total deferred tax assets are approximately $199,000 and $187,000 for the periods ended June 30, 2023 and 2022, respectively.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

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

NOTE G--NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT

The total amount of the Notes Payable is $377,543 and bears interest at 2% per year. Interest expense for the periods ended June 30, 2023 and 2022 were $3,573 and $3,107, respectively. Total accrued interest as of June 30, 2023 is $23,671.

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

BGS Drawdown Promissory Note

On September 30, 2020, the Company executed a Drawdown Promissory Note in favor of Bryan Glass Securities, Inc. (“BGS”) under which the Company is entitled to borrow up to an aggregate of $150,000 during the 2020 and 2021 calendar years (the “Drawdown Note”). The original drawdown amount was $50,000 but has been increased to $150,000 in 2021. Under the Drawdown Note, the Company must request a drawdown against the instrument not less than three days prior to the date on which it requires the proceeds stating the amount of the drawdown and the purposes to which the proceeds will be applied. BGS is entitled to approve or decline an advance of all or a portion of the drawdown request. The unpaid principal amount of the Drawdown Note bears interest at the rate of 2% per year. On October 17, 2022, BGS agreed to extend the maturity date

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

NOTE G--NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT—CONT’D

of the Drawdown Note to December 31, 2024. On January 1, 2023, the parties agreed to increase the amount available under the Drawdown Note from $150,000 to $400,000.

•	During the year 2020, $38,800 of the drawdown was borrowed.

•	During the year 2021, $62,721 of the drawdown was borrowed.

•	During the year 2022, $24,775 of the drawdown was borrowed.

•	During the 1st quarter of 2023, $19,323 of the drawdown was borrowed.

•	During the 2nd quarter of 2023, $29,504 of the drawdown was borrowed.

As of June 30, 2023, the Company has borrowed an aggregate of $175,123 from BGS under the Drawdown Note and the sum of $224,877 remains available for advances thereunder.

NOTE H—WRITE-OFF OF PAYABLES

During the 1st quarter 2023, management has asked legal counsel to render an opinion with respect to the collectability of an outstanding Payable carried on the books since July 2015. Reference:  Laws governing the statute of limitations relating to contractual obligations in Nevada are set forth in Title 2, Civil Practice, Chapter 11, of the Nevada Revised Statutes (“NRS”), entitled “Limitations of Actions,” comprising NRS 11.190 through NRS 11.250.

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

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

NOTE I—MATERIAL EVENTS/SUBSEQUENT EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements and has determined no subsequent events have occurred.

Material Events

On October 17, 2022, BGS agreed to extend the maturity date of the Drawdown Note to December 31, 2024. On January 1, 2023, the parties agreed to increase the amount available under the Drawdown Note from $150,000 to $400,000.

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Report. Factors that might cause such a discrepancy include, but are not limited to:

●	Our ability to obtain financing as and when needed on acceptable terms.
●	Our failure to develop or acquire and publish new Apps that achieve market acceptance or we do not continue to enhance our existing Apps.
●	Our inability to maintain a good relationship with the markets where our Apps are distributed.
●	Our ability to develop our eSports business and generate revenue from sales, sponsorships, merchandise and advertiser supporter content;
●	Our inability to keep pace with technological changes and market conditions in the Apps industry.
●	Our inability to compete against a wide range of companies that market Apps, many of which have significantly greater resources than we do.

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

Overview

We develop, publish and market Apps for smartphones and tablet devices. We derive revenue from sales, or downloads, of our Apps and from advertisements published on our ad-supported game titles. During the quarter ended June 30, 2023, we did not generate any revenue. During 2022, we explored new game development ideas and other aspects of video game reporting. Over the course of 2023, we expect to generate revenue from the sale of software titles that we are developing for our own account, from titles that were developed by third-parties which we acquired and from titles that have been developed for our benefit. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development costs. We also expect to generate revenue from our eSports business as we seek to re-launch Esports Reporter with more focus on video gameplay.

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

Results of Operations for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022 (unaudited)

The following table presents our results of operations for the three months ended June 30, 2023 and 2022:

		Three Months Ended June 30,
		2023	2022
Revenue	$		$-

Expenses
Selling, General and Administrative		4,379	3,714
Interest Expense		1,863	1,575
Outside Services		890	174
Professional Fees		15,400	3,840
Total Expenses		22,532	9,303
Net loss from operations		$(22,532)	$(9,303)

Results of Operations for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022 (unaudited).

The following table presents our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Revenue	$-	$-

Expenses
Selling, General and Administrative	5,787	7,886
Interest Expense	3,573	3,107
Outside Services	1,865	1,629
Professional Fees	38,380	4,690
Total Expenses	49,605	17,312
Net loss from operations	$(49,605)	$(17,312)

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

As of June 30, 2023, we had working capital deficit of $33,094, compared to working capital deficit of $41,216 at December 31, 2022.

Since our inception, we have financed our operations through the sale of equity securities, from third party loans and from revenue generated from operations.

Over the last several years, we have been borrowing cash from Empire State Financial Inc., Bryan Glass Securities, Inc. and their related parties to fund our operations. As of June 30, 2023, we had borrowed an aggregate of $377,543 from these parties, which includes $48,827 borrowed during the six months ended June 30, 2023 under a Drawdown Note that provides for a line of credit in an amount up to $400,000. The principal amount borrowed under the Drawdown Note bears interest at the rate of 2% per year and matures on December 31, 2024. As of June 30, 2023, we had borrowed an aggregate of $175,123 under the Drawdown Note and the sum of $224,877 remains available for advances.

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

Cash Flows:

The following table presents summary cash flow information:

	For the six months ended June 30, 2023	For the six months ended June 30, 2022

Net cash used in operating activities	$(48,818)	$(14,205)
Net cash used in investing activities		—
Net cash provided by financing activities	44,827	13,890
Net increase (decrease) in cash	$9	$(315)

Contractual Commitments as of June 30, 2023

As of June 30, 2023, the Company had no contractual obligations (as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act), other than the loans from Empire State Financial Inc., Bryan Glass Securities, Inc. and their related parties as described above under the heading “—Liquidity and Capital Resources.”

Going Concern

The notes to our financial statements for the quarter ended June 30, 2023 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2022 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $946,137 and cash used in operations of $48,818 at June 30, 2023. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2023. Based upon that evaluation, the Company’s PEO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2023 due to the Company’s limited internal resources and lack of financial resources resulting in an inability to provide for multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

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

APPSOFT TECHNOLOGIES, INC.

Date: August 21, 2023	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

