Form 10-Q
period 2023-09-30
Appsoft Technologies, Inc.
filed 2023-11-20
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

(516) 224-7717

Issuer’s telephone number

______________________________________________________

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

At November 20, 2023, there were 4,504,103 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

	As of	As of
	September 30, 2023 (Unaudited)	December 31, 2022 (Audited)
CURRENT ASSETS
Cash	$15	$5
TOTAL CURRENT ASSETS	15	5

TOTAL ASSETS	$15	$5

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	3,796	21,124
Accrued Interest	25,588	20,097
TOTAL CURRENT LIABILITIES	29,384	41,221

Note Payable	386,543	328,716
TOTAL LIABILITIES	415,927	369,937

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,936,000 and 1,936,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	$193	$193
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,504,103 and 4,504,103 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	449	449
Additional Paid in Capital	533,858	533,858
Accumulated Deficit	(950,412)	(904,432)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(415,912)	(369,932)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$15	$5

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2023 (Unaudited)	2022 (Unaudited)	2023 (Unaudited)	2022 (Unaudited)

Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	827	1,047	6,614	8,933
Interest Expense	1,918	1,606	5,491	4,712
Outside Services	855	-	2,720	1,629
Professional Fees	675	3,860	39,055	8,550
Total Expense	4,275	6,513	53,880	23,824
Loss from operations	$(4,275)	$(6,513)	$(53,880)	$(23,824)
Other Income/Loss)
Income on Extinguishment of Debt	$-	$-	$7,900	$-
Provision for Income Taxes	$-	$-	$-	$-
NET LOSS	(4,275)	(6,513)	(45,980)	(23,824)
Weighted average common shares outstanding, basic and fully diluted	4,504,103	4,504,103	4,504,103	4,504,103

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For nine months ended September 30,
	2023 (Unaudited)	2022 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,980)	$(23,824)

Income on Extinbuishment of Debt	(7,900)	-

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	(9,428)	-
Increase (decrease) in Accrued Interest Expense	5,491	4,712
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(57,817)	(19,112)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	57,827	18,800
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	57,827	18,800

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	10	(312)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	5	325

END OF THE PERIOD	$15	$13

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the nine months ended
September 30, 2023 (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2023	4,504,143	$449	1,936,000	$193	$533,858	$(904,432)	$(369,932)

Net Loss	-	-	-	-	-	(45,980)	$(45,980)

Balances, September 30, 2023	4,504,143	$449	1,936,000	$193	$533,858	$(950,412)	$(415,912)

For the nine months ended
September 30, 2022 (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2022	4,504,143	$449	1,936,000	$193	$533,858	$(872,993)	$(338,493)

Net Loss	-	-	-	-	-	(23,824)	$(23,824)

Balances, September 30, 2022	4,504,143	$449	1,936,000	$193	$533,858	$(896,817)	$(362,317)

The accompanying notes are an integral part of these financial statements.

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

NOTE B-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $950,412 and cash used in operations of $57,817 at the period ended September 30, 2023.

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

NOTE C-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There was a total of 1,936,000 upon conversion of preferred stock as of September 30, 2023.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2023 and 2022, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended September 30, 2023 and 2022.

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

NOTE C-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended September 30, 2023 and 2022.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2023, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended September 30, 2023 and 2022.

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2023 and 2022.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $0.0001 par value per share.

Total issued and outstanding shares of common stock is 4,504,103 and 4,504,103 as of September 30, 2023 and September 30, 2022, respectively.

Total issued and outstanding shares of preferred stock is 1,936,000 and 1,936,000 as of September 30, 2023 and September 30, 2022, respectively.

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

During 2021, the Company converted 1,400 shares of Preferred Stock into 350,000 shares of Common Stock.

Capital Contributions

Brian Kupchik, President, and CEO made no capital contributions during the nine months ended September 30, 2023 and September 30, 2022.

NOTE F-INCOME TAX

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of September 30, 2023 is approximately $950,412 and as of September 30, 2022 is approximately $896,817. The total deferred tax assets are approximately $200,000 and $188,000 for the periods ended September 30, 2023 and 2022, respectively.

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

NOTE G-NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT

The total amount of the Notes Payable is $386,543 and bears interest at 2% per year. Interest expense for the periods ended September 30, 2023 and 2022 were $5,491 and $4,712, respectively. Total accrued interest as of September 30, 2023 is $25,588.

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

NOTE G-NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT—CONT’D

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

•	During the year 2020, $38,800 of the drawdown was borrowed.

•	During the year 2021, $62,721 of the drawdown was borrowed.

•	During the year 2022, $24,775 of the drawdown was borrowed.

•	During the 1st quarter of 2023, $19,323 of the drawdown was borrowed.

•	During the 2nd quarter of 2023, $29,504 of the drawdown was borrowed.

•	During the 3rd quarter of 2023, $9,000 of the drawdown was borrowed.

As of September 30, 2023, the Company has borrowed an aggregate of $184,123 from BGS under the Drawdown Note and the sum of $215,877 remains available for advances thereunder.

NOTE H-WRITE-OFF OF PAYABLES

During the 1st quarter 2023, management had requested legal counsel to render an opinion with respect to the collectability of an outstanding payable to the Company’s former independent auditor in the amount of $7,900 incurred pursuant to an engagement letter between the Company and the service provider and carried on the books since July 2015 (the “Liability”). Reference:  Laws governing the statute of limitations relating to contractual obligations in Nevada are set forth in Title 2, Civil Practice, Chapter 11, of the Nevada Revised Statutes (“NRS”), entitled “Limitations of Actions,” comprising NRS 11.190 through NRS 11.250.

With respect to contractual obligations, under Nevada law, a plaintiff must commence an action permitted at law within the specific time period allotted under Chapter 11 of the NRS. If the action is not brought within the allotted time period, the defendant may assert a defense that the claim is time barred by the statute of limitations. The statute of limitations as it relates to contractual obligations is an affirmative defense in which a party introduces evidence, which, if found to be credible, will negate criminal or civil liability, even if it is proven that the party committed the alleged acts. In a civil action in which a creditor demands payment on a written instrument evidencing a debt, the successful assertion of the statute of limitations defense will bar collection of the debt. On the basis of the facts, counsel opined that since no action to enforce the Liability was brought before December 31, 2022, the end date of the statute of limitations under the NRS for contractual obligations evidenced by an instrument or writing, the Liability is time-barred from collection and may be removed from the Company’s current balance sheet.

Therefore, the Company made the decision to write-off the Liability. As of March 31, 2023, the write-off of the $7,900 resulted in a Gain on Extinguishment of Debt which was reported on the Statement of Operations for the year ended December 31, 2022 —per ASC Section 470-50-40. ASC Section 470-50-40 (Debt Modification and Extinguishments), considers the extinguishment of the debt to an unrelated party results in a Gain on Extinguishment of Debt which has been reported on the Statement of Operations.

NOTE I-MATERIAL EVENTS/SUBSEQUENT EVENTS

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

During the second quarter of 2021, we launched an eSports/E-gaming platform which we refer to as eSportsreporter.com. eSportsreporter.com is a leading news channel for all things esports and gaming. We publishing the most relevant breaking news for esports and gaming. eSports is growing faster than ever with millions of gamers, millions of viewers, and millions of dollars in prizes.  Accordingly, we believe now is an ideal time to bring all esports and gaming news into one platform to leverage the growth of this global audience and maximize user engagement through Esportreporter.com.

In addition to becoming a leading source of esports news, eSportsreporter.com has an editorial and digital content creation team that publishes fresh, original content covering the latest trends from the esports and gaming industry.   Our platform is becoming one of the most exciting eSports news sites, with a heavy and popular presence in the gaming and eSports communities via content both article and video, and social media, on its way toward becoming a major broadcaster of eSports tournaments and gaming events, with its own large in-house family of avid content creators.

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

We expect to have reporters attending the important upcoming events, including Play NYC, and interview top Game Team Players. As capital permits, we will continue to grow and add more high caliber interviews as well as emerging game coverage and reviews, indie games still undiscovered, peripherals and gaming hardware systems, streaming video gameplay, competitive, walkthrough as well as industry technical topics.

We will seek to build a following on digital media from which we expect to generate revenue from sales, sponsorships, or merchandise from our fanbase and advertisers published on our ad supported content.

Growth Strategies and Outlook

Over the next several periods, we expect to focus our efforts on the development of our eSports/E-gaming platforms. eSports have become popular worldwide, not only with participants but also with fans who watch them online and in public spaces, including arenas. According to Statista, an online statistics gathering and dissemination portal, as of 2022, the worldwide eSports audience size reached 532 million people and the global eSports market was valued at just over 1.38 billion.

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

Our ability to pursue and achieve our objectives is predicated on our receipt of meaningful revenue from our eSports platform and sales of our existing Apps and those we may release in the future and from our ability to raise capital from outside sources.

Revenues from our eSports/eGaming platform is dependent on our ability to generate sufficient viewership to attract advertisers and sponsors. Viewership is dependent on providing interesting and timely content to our target audience. We must deploy reporters to cover important events and tournaments and land interviews with popular players. Viewership also is dependent on marketing and advertising efforts which we have yet to launch. We may never generate sufficient revenue from operations or possess sufficient capital to execute the full range of activities to achieve success of our eSports platform.

Our revenues from the gaming Apps segment will depend significantly on growth in the mobile games market and our ability to develop or acquire and publish Apps that are well received by consumers. In addition, because our products are purchased with disposable income, our success is dependent on the overall strength of the economy in the United States. We expect to invest resources in research and development, analytics and marketing to introduce new Apps and continue to update our existing Apps, and to the extent that Apps into which we have invested significant capital are not successful, our business and financial condition could be harmed. We operate in an environment that is extremely competitive for users against a continually increasing number of developers, many of which are significantly larger than us and have other competitive advantages. We expect to allocate operating revenue and investment capital to sales and marketing initiatives in connection with the launch and promotion of our games in an effort to drive sales.

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

Results of Operations for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022 (unaudited)

The following table presents our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
Revenue	$-	$-

Expenses
Selling, General and Administrative	827	1,047

Interest Expense	1,918	1,606
Outside Services	855	-
Professional Fees	675	3,860
Total Expenses	4,275	6,513
Net Loss	$(4,275)	$(6,513)

Business Activity

During the quarter ended September 30, 2023, our efforts focused on identifying sources of meaningful capital and we experienced only inconsequential business activity.

Net Loss

During the three months ended September 30, 2023, we had a net loss from operations of $4,275, as compared to a net loss of $6,513 for the comparable 2022 period.

Results of Operations for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022 (unaudited)

The following table presents our results of operations for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022
Revenue	$-	$-

Expenses
Selling, General and Administrative	6,614	8,933

Interest Expense	5,491	4,712
Outside Services	2,720	1,629
Professional Fees	39,055	8,550
Total Expenses	53,880	23,824
Net Loss	$(53,880)	$(23,824)

Revenues

During the nine months ended September 30, 2023 and 2022, we did not record any revenue.

Net Loss

During the nine months ended September 30, 2023, we had a net loss from operations of $53,880, as compared to a net loss of $23,824 for the comparable 2022 period.

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

As of September 30, 2023, we had a working capital deficit of $29,369, compared to a working capital deficit of $41,216 at December 31, 2022.

Since our inception, we have financed our operations through the sale of equity securities, from third party loans and from internally generated revenue from operations.

Over the last several years, we have been borrowing cash from Bryan Glass Securities, Inc. (“BGS”) and its affiliates to fund our operations. Since 2016, we have borrowed and aggregate of $386,543 from Bryan Glass Securities and its affiliates. Since 2019, the borrowings have been under a drawdown note that allows us to borrow up to $400,000, of which we had borrowed $184,123 through September 30, 2023, leaving $215,877 remaining to be borrowed as we require to fund our operations. All of the promissory notes evidencing our borrowings bear interest at the rate of 2% per year. The drawdown note matures on December 31, 2024 the other outstanding debt, $202,420 in the aggregate, is payable on demand.

Our primary requirements for liquidity and capital are (i) to develop our eSports platform and business, (ii) to fund the development and acquisition of new Apps and for sales and marketing initiatives in connection with the launch and promotion of our games, (iii) for working capital to fund our general corporate needs, including filing reports under the federal securities laws.

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

Cash Flows:

The following table presents summary cash flow information.

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Net cash used in operating activities	$(57,817)	$(19,112)
Net cash used in investing activities
Net cash provided by financing activities	57,817	19,112
Net increase / (decrease) in cash	$10	$(312)

Contractual Commitments as of September 30, 2023

As of September 30, 2023, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended September 30, 2023 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2022 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $950,413 at September 30, 2023. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2023. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

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

APPSOFT TECHNOLOGIES, INC.

Date: November 20, 2023	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

