Form 10-K
period 2023-12-31
Appsoft Technologies, Inc.
filed 2024-04-11
CIK 1651992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2023 was approximately $876,436.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

At April 10, 2024, there were 4,504,103 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

Throughout this Annual Report, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal,” or similar terminology. The forward-looking statements contained in this Annual Report are generally located in the material set forth under the headings “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

•	our ability to access additional financing;
•	our ability to launch and enhance games that attract and retain a significant number of paying players;
•	expectations of growth in total consumer spending on gaming and esports;
•	our reliance on third-party platforms and our ability to track data on those platforms;
•	our ability to adapt to, and offer games that keep pace with, changing technology and evolving industry standards;
•	competition;
•	our ability to attract skilled employees with creative and technical backgrounds;
•	our dependence on independent game developers and esports content creators;
•	protection of our proprietary information and intellectual property;
•	security and integrity of our games and systems;
•	security breaches, cyber-attacks or other privacy or data security incidents, challenges or disruptions;
•	reliance on or failures in information technology and other systems;
•	loss of revenue due to unauthorized methods of playing our games;
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

PART I

ITEM 1. BUSINESS

General

AppSoft Technologies, Inc. (“we,” “us” or the “Company”) develops, publishes and markets mobile software applications for smartphones and tablet devices (“Apps”) and owns and operates Esportsreporter.com, a news channel for esports enthusiasts. Esports, short for “electronic sports,” is a general label that comprises competitive electronic games that gamers play against each other.

We have discontinued publishing Apps for the last year for lack of the financial resources required to promote our products. When we recommence publishing Apps, we expect to generate revenue from downloads of our paid Apps and from advertisements published on our ad supported titles. We own a portfolio comprising over 200 Apps titles including games designed to appeal to a broad spectrum of consumers. Consumers download our Apps through the Apple App Store, a direct-to-consumer digital storefront. During the first quarter of 2022, we launched a video game incubator, Gamerfy.com, through which we intend to identify, develop and commercialize new games conceived by third-party developers.

We may purchase App titles directly from developers or enter into agreements with third-party developers to sell us titles under development or to create new Apps for us. Over the last several years, we have not developed, acquired or released any new App titles because of our lack of financial resources.

During 2023, we focused our development efforts on our esports segments, which include an e-gaming platform and a digital publication titled “Esportsreporter,” a news channel covering esports and professional gaming. We have generated only minimal revenue from our esports platform, all of which has been derived from paid advertising.

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

Our App Portfolio

Our Apps comprise game titles that are designed to appeal to a variety of age groups ranging from younger teens to adults. We offer some of our games in both a free advertisement-supported version and a paid version that does not display ads. We believe that by offering free ad supported versions we can build a larger customer base more quickly than we could if we charged users an up-front fee to download our games since they may be reluctant to purchase a game without first playing it. If a consumer enjoys a title, they may purchase the game and play without interruption from pop-up ads.

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

App Development

We seek to develop and acquire new Apps to supplement our existing portfolio. We may engage developers to create games for us or acquire titles and concepts directly from independent developers. In cases where we engage independent developers directly to create games for us, we may enter into services or consulting agreements with them that may provide us with exclusive publishing and marketing rights and require us to make development payments, to pay royalties based on product sales and to satisfy other conditions.

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

In our Gamerfy model., game developers will submit ideas and even partially developed games to us through the Gamerfy site. Our panel of experienced gamers will select from many possible titles presented to us through the site to select the most appealing and exciting games. We will explore the commercial viability of the concept and undertake an analysis of the cost to develop the App against its potential economic return. We conduct these analyses in-house and do not rely on independent third parties undertake these services. Subject to available capital, we plan to provide funding and access to studios, designers, coders and other resources to successfully launch and market new game titles. We will seek to acquire an ownership interest in the projects that we fund and commercialize. We expect Gamerfy to be the principal source of new games for us for the foreseeable future.

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

The description of our development efforts throughout this report is subject in all events to acquiring the capital required to undertake such activities and we cannot provide investors with any assurance that will have capital available to us in the future.

The markets for our Apps are characterized by rapid technological change, particularly in the technical capabilities of mobile phones and tablets, and changing end-user preferences. Therefore, we may be required to continuously invest capital to innovate and publish new games, regularly update our games, and modify existing games for distribution on evolving platforms. We cannot assure investors that we will have the capital to develop new games and update existing games, that we will be successful in selecting new games to bring to market or that our updates to successful games will allow us to retain players.

Esports Platform

During the second quarter of 2021, we launched Esportsreporter.com, a news channel for a broad spectrum of esports and gaming. Gaming is one of the largest and fastest growing markets in the entertainment sector, with an estimated 3 billion gamers globally, and esports is the major driver of this growth. The global esports market is projected to grow from $1.72 billion in 2023 to $6.75 billion by 2030, exhibiting a compound annual growth rate of 21.5% during the forecast period, and comprise more than 856 million users by 2028.

Currently, hundreds of esports competitions are being contested annually. The most popular esports games include Mobile Legends: Bang Bang, League of Legends, Dota 2, Counter-Strike, Fortnite, Valorant, Minecraft and FIFA. Although users can play games on their own against the computer or console, esports have developed so rapidly on the basis of competitive play, whereby individual players or teams from around the world are pitted against each other in tournaments for prize money. These tournaments are live streamed and viewed by fans around the world online and in-person at arenas specifically developed for esports competitions. Dota 2, a multiplayer online battle arena video game, has awarded over $345 million of prize money across 1879 tournaments since its launch.

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

Games are being developed specifically for watchability, which enhances the spectator experience, further driving expansion of the gaming market. The expanded reach of high-speed Internet service and the computer technology advances in the last decade have also greatly accelerated the growth of esports. Esports has now become so popular that some U.S. universities offer esports scholarships. Many of well-known esports teams are receiving mainstream sponsorships and are owned by celebrities, athletes and professional sports teams. The highest profile esports gamers have significant online audiences as they stream themselves playing against other players online. These events may generate millions of dollars in sponsorship money and subscription fees from online streaming channels.

Esportsreporter.com publishes the most relevant breaking news for esports and gaming, including coverage of industry trends and guides on the business of esports and gaming for investors and aspiring esports and gaming professionals. The site covers the most important news in esports on a regular basis while also diving deeper with coverage of events with live reporters as well as conducting face to face and virtual interviews with professional players.

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

The content we create includes recording clips of tournaments for montages, similar to highlights of a major sports game. Recording clips of professional streamers for montages, a very popular genre of content that YouTube and Netflix are offering on their own channels, which we hope to emulate in the near future. We record videos of our own staff explaining latest game patches, eSport team news/drama, new game trailers, new game features, and we convert personal streams into montages for the site and channel.

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

Over the last year, we paused offering our games for download but when we resume publishing, we expect to generate revenue from downloads of our paid Apps and from advertisements published on our ad supported game titles. We have entered into an agreement with Apple that governs our relationship as a developer/ distributor on its storefront. We are party to two agreements with Apple, one that relates to App sales and one that covers net revenues generated from in-App advertising, for which we pay Apple a fee equal to 30% of net advertising revenues, which are defined as gross advertising revenue recognized through the delivery of ads by Apple less: a) any allowances actually made or taken for returns, credits, cash discounts and promotional allowances; and, b) agency and agent fees, discounts, commissions and referral fees and (c) certain adjustments and allocations specified in the agreement. The agreement provides that we will continue to own all rights to our Apps, subject to a license we grant to each party to market and promote our products and further define permissible and prohibited activities of the parties.

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

We believe that our small size will provide us a competitive edge for the time being and allow us to make quick decisions as to product development to take advantage of consumer preferences at a particular point in time.

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

Employees

As of the date of this report, we had one employee, who is our president and chief executive officer, who has other business interests and who is not obligated to devote any specific number of hours to our affairs. Our officer’s attention to his other business commitments may detract from his ability to devote time to our business and this may result in conflicts of interest that could harm our business.

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

Smaller Reporting Company Status

We qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $75 million. As a smaller reporting company we have reduced disclosure requirements for our public filings, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and, therefore, are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C - CYBERSECURITY

The Company recognizes the critical importance of cybersecurity in safeguarding sensitive information, maintaining operational resilience, and protecting its customers and stakeholders' interests. A cybersecurity policy should be designed to establish a comprehensive framework for identifying, assessing, mitigating, and responding to cybersecurity risks across the organization.

At such time as the Company possesses sufficient resources, it will establish a cybersecurity policy appropriate for our business which implements protocols to evaluate, recognize, and address significant risks, including those posed by cybersecurity threats. As part of this strategy, we expect to incorporate standard traffic monitoring tools, educate our personnel to identify and report abnormal activities, and partner with reputable service providers capable of upholding security standards equivalent to or exceeding our own.

We will seek to integrate these measures into our broader operational risk management framework aimed at minimizing exposure to unnecessary risks across our operations. We may work with outside consultants and third-party service providers to implement industry-standard strategies aimed at identifying and mitigating potential threats or vulnerabilities within our systems. Additionally, we expect that our policy strategy will include a comprehensive cyber crisis response plan to manage high severity security incidents, ensuring efficient coordination across the organization.

Cybersecurity threats have not significantly impacted our operations, and we do not anticipate such risks materially affecting our business, strategy, financial condition, or results of operations. However, given the escalating sophistication of cyber threats, the preventive measures we adopt may not always suffice. Despite well-designed controls, we acknowledge the inability to foresee all security breaches, including those stemming from third-party misuse of artificial intelligence (“AI”) technologies, and the potential challenges in implementing timely preventive measures.

Our Chief Executive Officer will oversee our information security programs, including cybersecurity initiatives, and is integrated into the cybersecurity the incident response process that we adopt. Our board of directors will oversee cybersecurity risk management activities, supported by Company management and external consultants.

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

On March 29, 2024, the closing bid price of our common stock was $0.362 per share.

Holders

As of March 29, 2024, we had 56 record holders and 4,504,103 shares of common stock outstanding.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not issue any securities during fiscal 2023.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, publish and market Apps for smartphones and tablet devices and own and operate Esportsreporter.com, a news channel for esports enthusiasts. We derive revenue from sales, or downloads, of our Apps and from advertisements published on our ad-supported game titles and from advertisements published on Esportsreporter.com. During 2022 and 2023, we did not generate any revenue. During 2023, we focused our development efforts on our esports segments. Over the course of 2024, we expect to generate revenue from the sale of software titles that we are developing through our Gamerfy App development website and from paid advertisements published on Esportsreporter.com as we seek to re-launch the site with more focus on video gameplay.

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

Our ability to achieve and sustain profitability will depend not only on our ability to generate meaningful our revenues, but also on our ability to manage our operating expenses. Currently, we have one full-time employee, who receives compensation when and as determined by the Board. For the foreseeable further, we expect to utilize the services of independent contractors and consultants, who we believe are readily available for our purposes, in order to manage our personnel costs. We also will continue to maintain a virtual office as long as our operations permit us to do so to control our office space overhead.

We require significant additional capital to fund the development of new Apps and to enhance our Esportsreporter site and to promote our products. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

Results of Operations for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

During the fiscal years ended December 31, 2023 and 2022, the Company did not engage in substantive business operations, did not generate any revenue and had minimal assets. During the fiscal year ended December 31, 2023, the Company incurred operating expenses of $58,342, consisting principally of professional fees in connection with satisfying its reporting obligations under federal securities law, and suffered a net loss of $58,342, as compared to the year ended December 31, 2022 in which the Company incurred operating expenses of $31,439 and suffered a net loss of $31,439.

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

As of December 31, 2023, we had negligible assets and total liabilities of $420,382, of which $27,839 were current liabilities payable within the next twelve months. Of our total liabilities, $392,543 is attributable to the principal and interest due under a draw down promissory note which includes borrowings from 2018 through December 31, 2023 (the “Draw Down Note”). Comparably, as of December 31, 2022, we had minimal assets and total liabilities of $369,937 of which $328,716 was attributable to the principal and interest due under the Draw Down Note. As of December 31, 2023, we had a working capital deficit of $27,831 as compared to a working capital deficit of $41,216 as of December 31, 2022.

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

Our cash on hand and cash flow from operations are not sufficient to fund our existing operations or support our desired development and acquisition strategy or required in connection with launching, marketing and promoting our games. Over the last several years, we have relied on loans from entities related to a stockholder for operating capital. In 2020, these loans were rolled up into a Drawdown Promissory Note which, as amended, provides for a total drawdown line of credit equal to $400,000 which matures on December 31, 2027. Under the Drawdown Promissory Note, as of December 31, 2023, there was an outstanding principal amount of $392,543, and $7,457 remained available for advances. The capital we have received and that remains available under the Drawdown Note is not sufficient to allow us to undertake significant development or marketing activities but will provide us with the capital required to support the Company’s minimal operations while we formulate our strategies for the next several quarters. We are seeking to identify sources of capital to fund the entire range of our operations and development activities; however, such capital may not be available to us on acceptable terms or at all. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities or through other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will continue to constrain our operations, including App development and marketing, and restrict our ability to grow. If we are unable to obtain additional financing, we may possibly have to cease our operations.

Cash Flows:

Operating Activities

Cash used in operations was $63,824 and $25,095 for the years ended December 31, 2023 and 2022, respectively. In 2023 and 2022, cash was mainly used to pay selling, general and administrative expenses and the cost of our outside professionals.

Investing Activities

We did not use any cash in investing activities during the years ended December 31, 2023 and 2022.

Financing Activities

Cash flow from financing activities was $63,827 and $24,775 for the years ended December 31, 2023 and 2022, respectively. These amounts were attributable to advances under the Drawdown Note received periodically over the course of the year.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements published after December 31, 2022 that have a material effect on the financial statements presented herein.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AppSoft Technologies, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2019

Lakewood, CO

April 10, 2024

AppSoft Technologies, Inc.

Balance Sheets

	As of December 31,
	2023	2022
CURRENT ASSETS
Cash	$8	$5
TOTAL CURRENT ASSETS	8	5

TOTAL ASSETS	$8	$5

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	298	21,124
Accrued Interest	27,541	20,097
TOTAL CURRENT LIABILITIES	27,839	41,221

Note Payable	392,543	328,716
TOTAL LIABILITIES	420,382	369,937

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,936,000 and 1,936,000 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively)	$193	$193
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,504,103 and 4,504,103 shares issued and outstanding at December 31,2023 and December 31, 2022, respectively)	449	449
Additional Paid in Capital	533,858	533,858
Accumulated Deficit	(954,875)	(904,432)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(420,374)	(369,932)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$8	$5

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the Years Ended December 31,
	2023	2022

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	7,638	10,682
Interest Expense	7,443	6,345
Outside Services	2,881	1,887
Professional Fees	40,380	12,525
Total Expense	58,342	31,439
Loss from operations	$(58,342)	$(31,439)
Other Income/Loss)
Income on Extinguishment of Debt	$7,900	$-
Provision for Income Taxes	$-	$-
NET LOSS	(50,442)	(31,439)
Weighted average common shares outstanding, basic and fully diluted	4,504,103	4,504,103

Basic and fully diluted net loss per common share:	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,342)	$(31,439)

Income on Extinbuishment of Debt	7,900	-

Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	(20,825)	-
Increase (decrease) in Accrued Interest Expense	7,443	6,345
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(63,824)	(25,095)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	63,827	24,775
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	63,827	24,775

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	3	(320)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	5	325

END OF THE PERIOD	$8	$5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the Year Ended
December 31, 2023

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2023	4,504,143	$449	1,936,000	$193	$533,858	$(904,432)	$(369,932)

Net Loss	-	-	-	-	-	(50,442)	$(50,442)

Balances, December 31, 2023	4,504,143	$449	1,936,000	$193	$533,858	$(954,875)	$(420,374)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the Year ended
December 31, 2022

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2022	4,504,143	$449	1,936,000	$193	$533,858	$(872,993)	$(338,493)

Net Loss	-	-	-	-	-	(31,439)	$(31,439)

Balances, December 31, 2022	4,504,143	$449	1,936,000	$193	$533,858	$(904,432)	$(369,932)

The accompanying notes are an integral part of these financial statements.

APPSOFT TECHNOLOGIES

NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

NOTE A—BUSINESS ACTIVITY

AppSoft Technologies (the "Company”) was organized under the laws of the State of Nevada March 24, 2015. The Company’s fiscal year-end is December 31st. Appsoft develops innovative games and mobile apps and owns and operates Esportsreporter, an esports and e-gaming platform that serves as a news channel for esports and professional gaming. Coverage includes events with live reporters as well as conducting face-to-face and virtual interviews with professional players in the space. We are currently building a following on digital media to generate revenue from sales, sponsorships, or merchandise from our fanbase and advertisers published on our ad supported content.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $954,875 and cash used in operations of $63,824 at the period ended December 31, 2023.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There was a total of 1,936,000 upon conversion of preferred stock as of December 31, 2023.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2023 and 2022, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended December 31, 2023 and 2022.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended December 31, 2023 and 2022.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2023, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended December 31, 2023 and 2022.

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2023 and 2022.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $.0001 par value per share.

Total issued and outstanding shares of common stock is 4,504,103 and 4,504,103 as of December 31, 2023 and December 31, 2022, respectively.

Total issued and outstanding shares of preferred stock is 1,936,000 and 1,936,000 as of December 31, 2023 and December 31, 2022, respectively.

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

During 2021, the Company converted 1,400 shares of Preferred Stock into 350,000 shares of Common Stock.

Capital Contributions

Brian Kupchik, President, and CEO made no capital contributions during the years ended December 31, 2023 and December 31, 2022.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of December 31, 2023 is approximately $954,875 and as of December 31, 2022 is $904,432 approximately. The total deferred tax assets are approximately $201,000 and $190,000 for the periods ended December 31, 2023 and 2022, respectively.

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

NOTE G--NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT

The total amount of the Notes Payable is $392,543 and bears interest at 2% per year. Interest expense for the periods ended December 31, 2023 and 2022 were $7,443 and $6,345, respectively. Total accrued interest as of December 31, 2023 is $27,541.

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

NOTE G--NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT—CONT’D

BGS Drawdown Promissory Note

On December 31, 2020, the Company executed a Drawdown Promissory Note in favor of Bryan Glass Securities, Inc. (“BGS”) under which the Company is entitled to borrow up to an aggregate of $150,000 during the 2020 and 2021 calendar years (the “Drawdown Note”). The original drawdown amount was $50,000 but has been increased to $150,000 in 2021. Under the Drawdown Note, the Company must request a drawdown against the instrument not less than three days prior to the date on which it requires the proceeds stating the amount of the drawdown and the purposes to which the proceeds will be applied. BGS is entitled to approve or decline an advance of all or a portion of the drawdown request. The unpaid principal amount of the Drawdown Note bears interest at the rate of 2% per year. On October 17, 2022, BGS agreed to extend the maturity date of the Drawdown Note to December 31, 2024. On January 1, 2023, the Drawdown Note amount was increased from $150,000 to $400,000.

•	During the year 2020, $38,800 of the drawdown was borrowed.

•	During the year 2021, $62,721 of the drawdown was borrowed.

•	During the year 2022, $24,775 of the drawdown was borrowed.

•	During the 1st quarter of 2023, $19,323 of the drawdown was borrowed.

•	During the 2nd quarter of 2023, $29,504 of the drawdown was borrowed.

•	During the 3rd quarter of 2023, $9,000 of the drawdown was borrowed.

•	During the 4th quarter of 2023, $6,000 of the drawdown was borrowed.

As of December 31, 2023, the Company has borrowed an aggregate of $190,123 from BGS under the Drawdown Note and the sum of $209,877 remains available for advances thereunder.

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

Given the foregoing, the following existing liabilities would be time barred by the statute of limitations:

Nature of Liability	Amount	Date Created	Written Instrument	Maturity Date	Date on which Statute of Limitations Expired
Accounts payable	$7,900.00	July 2015	Engagement Letter	None	July 2021

NOTE H—WRITE-OFF OF PAYABLES CONT’D

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2023.

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

Under the supervision of our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023. We have identified the following material weakness as of December 31, 2023:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and announcements of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent of stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, we believe all required Section 16(a) reports were made during 2023.

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

Meetings of the Board

During fiscal 2023, our Board did not hold any in-person or telephonic meetings and took action by written consent four times.

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

Nomination Process

During the 2023 fiscal year, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our Board. Our Board does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our Board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on our Board. If stockholders wish to recommend candidates directly to our Board, they may do so by sending communications to the President of our Company at the address on the cover of this Annual Report.

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

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the quarter ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes compensation recorded by us for the years ended December 31, 2023 and 2022 for our principal executive officer who also serves as our principal financial officer.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brian Kupchik, President and	2023	0	0	0	0	0	0	0	0
Chief Executive Officer	2022	0	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of December 31, 2023.

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

No compensation was paid to our director for his service as a director during the year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our capital stock as of April 10, 2024, by (i) each person known by us to be the beneficial owner of more than 5% of each class of our outstanding capital stock, (ii) each director and each of our executive officers and (iii) all executive officers and directors as a group. As of the date of this report, there were 4,504,103 shares of our common stock outstanding and 1,937,400 shares of Series A Preferred Stock outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the fiscal years ended December 31, 2023 and 2022.

	2023	2022

Audit Fees	$15,000	$15,000

Audit-Related Fees	6,000	6,000

Tax Fees

All Other Fees

Total	$21,000	$21,000

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

APPSOFT TECHNOLOGIES, INC.

April 11, 2024	By:	/s/ Brian Kupchik
Brian Kupchik
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Kupchik	President, Chief Executive Officer, principal executive officer and
Brian Kupchik	principal financial and accounting officer	April 11, 2024

28