Form 10-Q
period 2024-03-31
Appsoft Technologies, Inc.
filed 2024-05-21
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At May 20, 2023, there were 4,504,103 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$107	$8
TOTAL CURRENT ASSETS	107	8

TOTAL ASSETS	$107	$8

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	298	298
Accrued Interest	29,526	27,541
TOTAL CURRENT LIABILITIES	29,824	27,839

Note Payable	405,643	392,543
TOTAL LIABILITIES	435,467	420,382

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,936,000 and 1,936,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	$193	$193

Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,504,103 and 4,504,103 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	449	449
Additional Paid in Capital	533,858	533,858
Accumulated Deficit	(969,860)	(954,874)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(435,360)	(420,374)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$107	$8

 The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the Three Months Ended March 31,
	2024 (Unaudited)	2023 (Unaudited)

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	2,252	1,409
Interest Expense	1,984	1,704
Outside Services	-	975
Professional Fees	10,750	22,980
Total Expense	14,986	27,068
Loss from operations	$(14,986)	$(27,068)
Other Income/Loss)
Income on Extinguishment of Debt	$-	$7,900
Provision for Income Taxes	$-	$-
NET LOSS	(14,986)	(19,168)
Weighted average common shares outstanding, basic and fully diluted	4,504,103	4,504,103

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)

 The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For the Three Months Ended March 31,
	2024 (Unaudited)	2023 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,986)	$(27,068)

Income on Extinguishment of Debt	-	7,900

Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	-	1,469
Increase (decrease) in Accrued Interest Expense	1,985	1,704
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(13,001)	(15,995)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	13,100	16,023
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,100	16,023

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	99	28

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	8	5

END OF THE PERIOD	$107	$33

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

 The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the Three Months Ended
March 31, 2024 (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2024	4,504,143	$449	1,936,000	$193	$533,858	$(954,874)	$(420,374)

Net Loss	-	-	-	-	-	(14,986)	$(14,986)

Balances, March 31, 2024	4,504,143	$449	1,936,000	$193	$533,858	$(969,860)	$(435,360)

For the Three Months Ended
March 31, 2023 (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2023	4,504,143	$449	1,936,000	$193	$533,858	$(904,432)	$(369,932)

Net Loss	-	-	-	-	-	(19,168)	$(19,168)

Balances, March 31, 2023	4,504,143	$449	1,936,000	$193	$533,858	$(923,600)	$(389,100)

The accompanying notes are an integral part of these financial statements.

APPSOFT TECHNOLOGIES, INC.

NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $969,860 and cash used in operations of $13,001 at the period ended March 31, 2024.

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

AS OF MARCH 31, 2024

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There was a total of 1,936,000 upon conversion of preferred stock as of March 31, 2024.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2024 and 2023, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended March 31, 2024 and 2023.

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

AS OF MARCH 31, 2024

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended March 31, 2024 and 2023.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2024, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2024 and 2023.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company for the year ended 2024 and early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect that the guidance will have material impacts on its financial position, results of operations or cash flows. The Company is evaluating the impact that the updated standard will have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which improves the transparency of income tax disclosures. ASU 2023-09 is effective for the Company for the year ended December 31, 2025 and early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the impact that the updated standard will have on its financial statement disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2024 and 2023.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $.0001 par value per share.

Total issued and outstanding shares of common stock is 4,504,103 and 4,504,103 as of March 31, 2024 and March 31, 2023, respectively.

Total issued and outstanding shares of preferred stock is 1,936,000 and 1,936,000 as of March 31, 2024 and March 31, 2023, respectively.

APPSOFT TECHNOLOGIES, INC.

NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

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

During 2021, the Company converted 1,400 shares of Preferred Stock into 350,000 shares of Common Stock.

Capital Contributions

Brian Kupchik, President, and CEO made no capital contributions during the quarters ended March 31, 2024 and March 31, 2023.

APPSOFT TECHNOLOGIES, INC.

NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of March 31, 2024 is approximately $969,860 and as of March 31, 2023 is $923,600 approximately. The total deferred tax assets are approximately $204,000 and $194,000 for the periods ended March 31, 2024 and 2023, respectively.

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

NOTE G--NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT

The total amount of the Notes Payable is $405.643 and bears interest at 2% per year. Interest expense for the periods ended March 31, 2024 and 2023 were $1,984 and $1,704, respectively. Total accrued interest as of March 31, 2024 is $29,824.

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

AS OF MARCH 31, 2024

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

•	During the year 2020, $38,800 of the drawdown was borrowed.

•	During the year 2021, $62,721 of the drawdown was borrowed.

•	During the year 2022, $24,775 of the drawdown was borrowed.

•	During the year 2023, $63,827 of the drawdown was borrowed.

•	During the 1st quarter of 2024, $13,100 of the drawdown was borrowed.

As of March 31, 2024, the Company has borrowed an aggregate of $203,223 from BGS under the Drawdown Note and the sum of $196,777 remains available for advances thereunder.

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

Given the foregoing, the following existing liabilities would be time barred by the statute of limitations:

Nature of Liability	Amount	Date Created	Written Instrument	Maturity Date	Date on which Statute of Limitations Expired
Accounts payable	$7.900	July 2015	Engagement Letter	None	July 2021

APPSOFT TECHNOLOGIES, INC.

NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

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

NOTE I—MATERIAL EVENTS/SUBSEQUENT EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

Subsequent Events

In May 2024, the Company drew down $10,100 under the drawdown note, After the draw down, there remains $186,677 available under the draw down note.

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements and, except as described above, has determined no subsequent events have occurred.

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

Overview

We develop, publish and market Apps for smartphones and tablet devices and own and operate Esportsreporter.com, a news channel for esports enthusiasts. We derive revenue from sales, or downloads, of our Apps and from advertisements published on our ad-supported game titles and from advertisements published on Esportsreporter.com. During the quarter ended March 31, 2024, we did not generate any revenue. During the period, we focused our development efforts on our esports segments. Over the course of 2024, we will seek to generate revenue from the sale of software titles that we are developing through our Gamerfy App development website and from paid advertisements published on Esportsreporter.com as we seek to re-launch the site with more focus on video gameplay.

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

During the first quarter of 2022, we launched a video game incubator, Gamerfy.com, which will seek to acquire and commercialize the next generation of game titles with particular focus on community play, the Metaverse and NFT’s, each of which would allow us to sell into rapidly growing market segments. We expect Gamerfy to be the principal source of new games for us for the foreseeable future. We have identified a heuristics process for investment decisions and have identified key professionals for employment and as executive members of Gamerfy.

During the second quarter of 2021, we launched Esportsreporter.com, a news channel for a broad spectrum of esports and gaming. We are currently building a following on digital media and expect to monetize the site and our audience utilizing an array of proven techniques, including generating revenue from sales, sponsorships, merchandise, and advertiser supported content. We expect to direct a significant percentage of our capital resources on Esportsreporter.com during 2024.

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

Results of Operations for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023 (unaudited)

During the quarters ended March 31, 2024 and 2023, the Company did not engage in substantive business operations, did not generate any revenue and had minimal assets. During the fiscal year ended March 31, 2024, the Company incurred operating expenses of $14,986, consisting principally of professional fees in connection with satisfying its reporting obligations under federal securities law and interest expenses, and suffered a net loss of $14,986, as compared to the year ended March 31, 2023 in which the Company incurred operating expenses of $27,068 and suffered a net loss of $27,068.

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

As of March 31, 2024, we had a working capital deficit of $29,418, compared to a working capital deficit of $27,831 at December 31, 2023.

During the three months ended March 31, 2024, we borrowed an aggregate of $13,100 under a drawdown promissory note that entitles us to borrow up to $400,000, which bears interest at the rate of 2% per year borrowings and which matures on December 31, 2027. As of March 31, 2024, we had borrowed an aggregate of $203,223 under the drawdown and the sum of $196,777 remains available for advances.

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

Cash Flows:

Operating Activities

We used net cash used in operating activities for the three months ended March 31, 2024 of $13,100 compared to $16,023 for the 2023 period, in each case consisting principally of payments to outside consultants, developers and programmers and payments to web hosting and email hosting providers. The decrease in cash used in operating activities was the result of our limited cash resources to deploy to our operations.

Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was $13,100 compared to $16,023 during the 2023 period. In each year, financing was provided by loans to the Company. We utilized all of the proceeds that we received from the borrowings for working capital.

Contractual Commitments as of March 31, 2023

As of March 31, 2024, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended March 31, 2024 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2023 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $969,860 at March 31, 2024. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

The Company believes that its significant accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. Our significant accounting policies are described in Note C to our audited financial statements included in our annual report on Form 10-K for the period ended December 31, 2023. We do not believe that there has been any significant change in the Company’s critical accounting policies since December 31, 2023.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2024. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the date on which the Company filed its annual report on Form 10-K for the year ended December 31, 2023 and through the date of this quarterly report, the Company did not sell or issue any securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit	Description

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

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

APPSOFT TECHNOLOGIES, INC.

Date: May 21, 2024	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

