Form 10-Q
period 2024-06-30
Appsoft Technologies, Inc.
filed 2024-08-16
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

(516) 224-7717

Issuer’s telephone number

_________________________________________________________

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

At August 15, 2024, there were 4,153,103 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$35	$8
TOTAL CURRENT ASSETS	35	8

TOTAL ASSETS	$35	$8

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	298	298
Accrued Interest	31,593	27,541
TOTAL CURRENT LIABILITIES	31,891	27,839

Note Payable	417,243	392,543
TOTAL LIABILITIES	449,134	420,382

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,936,000 and 1,936,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	$193	$193
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,504,103 and 4,504,103 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	449	449
Additional Paid in Capital	533,858	533,858
Accumulated Deficit	(983,599)	(954,874)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(449,099)	(420,374)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$35	$8

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024 (Unaudited)	2023 (Unaudited)	2024 (Unaudited)	2023 (Unaudited)

Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	2,362	4,379	4,619	5,787
Interest Expense	2,067	1,863	4,051	3,573
Outside Services	260	890	260	1,865
Professional Fees	9,050	15,400	19,800	38,380
Total Expense	13,739	22,532	28,730	49,605
Loss from operations	$(13,739)	$(22,532)	$(28,730)	$(49,605)
Other Income/Loss)
Income on Extinguishment of Debt	$-	$-	$-	$7,900
Provision for Income Taxes	$-	$-	$-	$-
NET LOSS	(13,739)	(22,532)	(28,730)	(41,705)
Weighted average common shares outstanding, basic and fully diluted	4,504,103	4,504,103	4,504,103	4,504,103

Basic and fully diluted net loss per common share:	$(0.00)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For the Six Months Ended June 30,
	2024 (Unaudited)	2023 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,730)	$(49,605)

Income on Extinguishment of Debt	-	7,900

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:

Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	-	(10,687)
Increase (decrease) in Accrued Interest Expense	4,057	3,574
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(24,673)	(48,818)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	24,700	48,827
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	24,700	48,827

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	27	9

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	8	5

END OF THE PERIOD	$35	$14

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the Six Months Ended
June 30, 2024 (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2024	4,504,143	$449	1,936,000	$193	$533,858	$(954,874)	$(420,374)

Net Loss	-	-	-	-	-	(14,986)	$(14,986)

Balances, March 31, 2024	4,504,143	$449	1,936,000	$193	$533,858	$(969,860)	$(435,360)

Net Loss	-	-	-	-	-	(13,739)	$(13,739)

Balances, June 30, 2024	-	$449	1,936,000	$193	$533,858	$(983,599)	$(449,099)

For the Six Months Ended
June 30, 2023 (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2023	4,504,143	$449	1,936,000	$193	$533,858	$(904,432)	$(369,932)

Net Loss	-	-	-	-	-	(19,173)	$(19,173)

Balances, March 31, 2023	4,504,143	$449	1,936,000	$193	$533,858	$(923,605)	$(389,105)

Net loss	-	-	-	-	-	(22,532)	(22,532)

Balances, June 30, 2023	4,504,143	449	1,936,000	193	533,858	(946,137)	(411,637)

The accompanying notes are an integral part of these financial statements.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

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

The results for the three months ended June 30, 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 11, 2024.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2024 and for the related periods presented.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $983,599 and cash used in operations of $24,673 at the period ended June 30, 2024.

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

AS OF JUNE 30, 2024

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There was a total of 1,936,000 upon conversion of preferred stock as of June 30, 2024.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2024 and 2023, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended June 30, 2024 and 2023.

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

AS OF JUNE 30, 2024

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended June 30, 2024 and 2023.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2024, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2024 and 2023.

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2024 and 2023.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $0.0001 par value per share.

Total issued and outstanding shares of common stock is 4,504,103 and 4,504,103 as of June 30, 2024 and June 30, 2023, respectively.

Total issued and outstanding shares of preferred stock is 1,936,000 and 1,936,000 as of June 30, 2024 and June 30, 2023, respectively.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

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

During 2021, the Company converted 1,400 shares of Preferred Stock into 350,000 shares of Common Stock.

Capital Contributions

Brian Kupchik, President, and CEO made no capital contributions during the periods ended June 30, 2024 and June 30, 2023.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of June 30, 2024 is approximately $983,600 and as of June 30, 2023 is $946,100 approximately. The total deferred tax assets are approximately $207,000 and $199,000 for the periods ended June 30, 2024 and 2023, respectively.

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

NOTE G--NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT

The total amount of the Notes Payable is $417,243 and bears interest at 2% per year. Interest expense for the periods ended June 30, 2024 and 2023 were $4,051 and $3,573, respectively. Total accrued interest as of June 30, 2024 is $31,593.

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

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

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

•	During the year 2020, $38,800 of the drawdown was borrowed.

•	During the year 2021, $62,721 of the drawdown was borrowed.

•	During the year 2022, $24,775 of the drawdown was borrowed.

•	During the year 2023, $63,827 of the drawdown was borrowed.

•	During the 1st quarter of 2024, $13,100 of the drawdown was borrowed.

•	During the 2nd quarter of 2024, $11,600 of the drawdown was borrowed.

As of June 30, 2024, the Company has borrowed an aggregate of $214,823 from BGS under the Drawdown Note and the sum of $185,177 remains available for advances thereunder.

NOTE H—WRITE-OFF OF PAYABLES

During the 1st quarter 2023, management asked legal counsel to render an opinion with respect to the collectability of an outstanding Payable carried on the books since July 2015. Reference:  Laws governing the statute of limitations relating to contractual obligations in Nevada are set forth in Title 2, Civil Practice, Chapter 11, of the Nevada Revised Statutes (“NRS”), entitled “Limitations of Actions,” comprising NRS 11.190 through NRS 11.250.

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

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

NOTE H—WRITE-OFF OF PAYABLES CONT’D

Therefore, the Company made the decision to write-off the Payable totaling $7,900. As of June 30, 2023, the write-off of the $7,900 resulted in a Gain on Extinguishment of Debt which was reported on the Statement of Operations for the year ended December 31, 2022 —per ASC Section 470-50-40. ASC Section 470-50-40 (Debt Modification and Extinguishments), considers the extinguishment of the debt to an unrelated party results in a Gain on Extinguishment of Debt which has been reported on the Statement of Operations.

NOTE I—MATERIAL EVENTS/SUBSEQUENT EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

Subsequent Events

The Company evaluated for subsequent events from June 30, 2024 through August 15, 2024 (the issuance date of the Company’s financial statements) and has determined that the only subsequent event that has occurred is the additional $8,300 drawn from the BGS Drawdown Note.

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

Overview

We develop, publish and market Apps for smartphones and tablet devices. We derive revenue from sales, or downloads, of our Apps and from advertisements published on our ad-supported game titles. During the quarter ended June 30, 2024, we did not generate any revenue. During 2023, we explored new game development ideas and other aspects of video game reporting. Over the course of 2024, we expect to generate revenue from the sale of software titles that we are developing for our own account, from titles that were developed by third-parties which we acquired and from titles that have been developed for our benefit. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development costs. We also expect to generate revenue from our eSports business as we seek to re-launch Esports Reporter with more focus on video gameplay.

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

During the second quarter of 2021, we launched Esportsreporter.com, a news channel for a broad spectrum of esports and gaming. We are currently building a following on digital media and expect to monetize the site and our audience utilizing an array of proven techniques, including generating revenue from sales, sponsorships, merchandise, and advertiser supported content. We expect to direct a significant percentage of our capital resources on Esportsreporter.com during 2023. We continue to invest in Esportreporter.com, mainly in video gameplay and expect to continue to direct capital and employment resources into 2024.

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

Results of Operations for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023 (unaudited)

The following table presents our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024		2023
Revenue	$		$-

Expenses
Selling, General and Administrative		2,362	4,379
Interest Expense		2,067	1,863
Outside Services		260	890
Professional Fees		9,050	15,400
Total Expenses		13,739	22,532
Net loss from operations		$(13,739)	$(22,532)

Results of Operations for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023 (unaudited).

The following table presents our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Revenue	$-	$-

Expenses
Selling, General and Administrative	4,619	5,787
Interest Expense	4,051	3,573
Outside Services	260	1,865
Professional Fees	19,800	38,380
Total Expenses	28,730	49,605
Net loss from operations	$(28,730))	$(49,605)

Liquidity and Capital Resources

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

As of June 30, 2024, we had a working capital deficit of $31,856, compared to a working capital deficit of $27,831 at December 31, 2023.

During the three months ended June, 2024, we borrowed an aggregate of $24,700 under a drawdown promissory note that entitles us to borrow up to $400,000, which bears interest at the rate of 2% per year borrowings and which matures on December 31, 2027. During the six months ended June, 2024, we borrowed an aggregate of $48,827 under the drawdown note As of June 30, 2024, we had borrowed an aggregate of $214,823 under the drawdown and the sum of $185,177 remains available for advances.

We do not have any cash on hand and we have not generated cash flow from operations sufficient to support our operations. As described above, we have been borrowing cash to fund our operations. We require significant cash to effectuate all of our desired game development and Esports platform strategies. We will continue to rely on borrowings from third party loans. However, our future operations are dependent on our ability to secure significant additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities or through other financing mechanisms. However, we cannot assure investors that we will be able to secure such financing on terms favorable to us, if at all. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may continue to restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

Cash Flows:

The following table presents summary cash flow information:

	For the six months ended June 30, 2024	For the six months ended June 30, 2023

Net cash used in operating activities	$(24,673)	$(48,818)
Net cash used in investing activities
Net cash provided by financing activities	24,673	44,827
Net increase (decrease) in cash	$27	$9

Contractual Commitments as of June 30, 2024

As of June 30, 2024, the Company had no contractual obligations (as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act), other than the loans from Empire State Financial Inc., Bryan Glass Securities, Inc. and their related parties as described above under the heading “—Liquidity and Capital Resources.”

Going Concern

The notes to our financial statements for the quarter ended June 30, 2024 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2023 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $946,137 and cash used in operations of $48,818 at June 30, 2024. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2024. Based upon that evaluation, the Company’s PEO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2024 due to the Company’s limited internal resources and lack of financial resources resulting in an inability to provide for multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

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

APPSOFT TECHNOLOGIES, INC.

Date: August 16, 2024	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

