Form 10-Q
period 2024-09-30
Appsoft Technologies, Inc.
filed 2024-11-19
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

Address of reg’strant's principal executive offices

(516) 224-7717

Issuer’s telephone ______

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

At November 15, 2024, there were 4,145,103 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$5	$8
TOTAL CURRENT ASSETS	5	8

TOTAL ASSETS	$5	$8

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	311	298
Accrued Interest	33,707	27,541
TOTAL CURRENT LIABILITIES	34,018	27,839

Note Payable	425,543	392,543
TOTAL LIABILITIES	459,561	420,382

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,936,000 and 1,936,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	$193	$193
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,504,103 and 4,504,103 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	449	449
Additional Paid in Capital	533,858	533,858
Accumulated Deficit	(994,056)	(954,874)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(459,556)	(420,374)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$5	$8

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024 (Unaudited)	2023 (Unaudited)	2024 (Unaudited)	2023 (Unaudited)

Sales	$585	$-	$585	$-
Total Revenue	$585	$-	$585	$-

EXPENSES:
Selling, General and Administrative	3,038	827	7,657	6,614
Interest Expense	2,114	1,918	6,165	5,491
Outside Services	340	855	600	2,720
Professional Fees	5,550	675	25,350	39,055
Total Expense	11,042	4,275	39,772	53,880
Loss from operations	$(10,457)	$(4,275)	$(39,187)	$(53,880)
Other Income/Loss)
Income on Extinguishment of Debt	$-	$-	$-	$7,900
Provision for Income Taxes	$-	$-	$-	$-
NET LOSS	(10,457)	(4,275)	(39,187)	(45,980)
Weighted average common shares outstanding, basic and fully diluted	4,504,103	4,504,103	4,504,103	4,504,103

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For the Nine Months Ended September 30,
	2024 (Unaudited)	2023 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,187)	$(45,980)

Income on Extinguishment of Debt	-	(7,900)

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	13	(9,428)
Increase (decrease) in Accrued Interest Expense	6,171	5,491
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(33,003)	(57,817)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	33,000	57,827
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	33,000	57,827

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(3)	10

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	8	5

END OF THE PERIOD	$5	$15

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the Nine Months Ended

September 30, 2024 (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2024	4,504,143	$449	1,936,000	$193	$533,858	$(954,874)	$(420,374)

Net Loss	-	-	-	-	-	(14,986)	$(14,986)

Balances, March 31, 2024	4,504,143	$449	1,936,000	$193	$533,858	$(969,860)	$(435,360)

Net Loss	-	-	-	-	-	(13,739)	$(13,739)

Balances, June 30, 2024	-	$449	1,936,000	$193	$533,858	$(983,599)	$(449,099)

Net Loss	-	-	-	-	-	(10,457)	$(10,457)

Balances, September 30, 2024	-	$449	1,936,000	$193	$533,858	$(994,056)	$(459,556)

For the Six Months Ended
September 30, 2023 (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2023	4,504,143	$449	1,936,000	$193	$533,858	$(904,432)	$(369,932)

Net Loss	-	-	-	-	-	(19,173)	$(19,173)

Balances, March 31, 2023	4,504,143	$449	1,936,000	$193	$533,858	$(923,605)	$(389,105)

Net loss	-	-	-	-	-	(22,532)	(22,532)

Balances, June 30, 2023	4,504,143	449	1,936,000	193	533,858	(946,137)	(411,637)

Net loss	-	-	-	-	-	(4,275)	(4,275)

Balances, September 30, 2023	4,504,143	449	1,936,000	193	533,858	(950,412)	(415,912)

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $994,056 and cash used in operations of $33,003 at the period ended September 30, 2024.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There was a total of 1,936,000 upon conversion of preferred stock as of September 30, 2024.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2024 and 2023, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended September 30, 2024 and 2023.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended September 30, 2024 and 2023.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2024, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended September 30, 2024 and 2023.

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2024 and 2023.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $0.0001 par value per share.

Total issued and outstanding shares of common stock is 4,504,103 and 4,504,103 as of September 30, 2024 and September 30, 2023, respectively.

Total issued and outstanding shares of preferred stock is 1,936,000 and 1,936,000 as of September 30, 2024 and September 30, 2023, respectively.

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

During 2021, the Company converted 1,400 shares of Preferred Stock into 350,000 shares of Common Stock.

Capital Contributions

Brian Kupchik, President, and CEO made no capital contributions during the periods ended September 30, 2024 and September 30, 2023.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of September 30, 2024 is approximately $994,000 and as of September 30, 2023 is $950,400 approximately. The total deferred tax assets are approximately $209,000 and $200,000 for the periods ended September 30, 2024 and 2023, respectively.

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

NOTE G--NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT

The total amount of the Notes Payable is $425,543 and bears interest at 2% per year. Interest expense for the periods ended September 30, 2024 and 2023 were $6,165 and $5,491, respectively. Total accrued interest as of September 30, 2024 is $33,707.

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

•	During the year 2020, $38,800 of the drawdown was borrowed.

•	During the year 2021, $62,721 of the drawdown was borrowed.

•	During the year 2022, $24,775 of the drawdown was borrowed.

•	During the year 2023, $63,827 of the drawdown was borrowed.

•	During the 1st quarter of 2024, $13,100 of the drawdown was borrowed.

•	During the 2nd quarter of 2024, $11,600 of the drawdown was borrowed.

•	During the 3rd quarter of 2024, $8,300 of the drawdown was borrowed.

As of September 30, 2024, the Company has borrowed an aggregate of $223,123 from BGS under the Drawdown Note and the sum of $176,877 remains available for advances thereunder.

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

NOTE H—WRITE-OFF OF PAYABLES CONT’D

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

NOTE I—MATERIAL EVENTS/SUBSEQUENT EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

Subsequent Events

The Company evaluated for subsequent events from September 30, 2024 through November 17, 2024 (the issuance date of the Company’s financial statements) and has determined that the only subsequent event that has occurred is the additional $2,150 drawn from the BGS Drawdown Note.

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

Growth Strategies and Outlook

Over the next several periods, we expect to focus our efforts on the development of our Esports/E-gaming platforms. eSports have become popular worldwide, not only with participants but also with fans who watch them online and in public spaces, including arenas. According to Fortune Business Insights, the esports industry is growing rapidly, with the global market size projected to increase from $1.72 billion in 2023 to $9.29 billion by 2032. The US is a leader in esports, with the number of active players in 2023 the highest in the world. The US esports industry's revenue increased more than fourfold between 2018 and 2022.

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

Results of Operations for the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023 (unaudited)

The following table presents our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Revenue	$-	$-

Expenses
Selling, General and Administrative	3,038	827
Interest Expense	2,114	1,918
Outside Services	340	855
Professional Fees	5,550	675
Total Expenses	11,042	4,275
Net Loss	$(10,457)	(4,275)

Business Activity

During the quarter ended September 30, 2024, our efforts focused on identifying sources of meaningful capital and we experienced only inconsequential business activity.

Results of Operations for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023 (unaudited)

Net Loss

During the three months ended September 30, 2024, we had a net loss from operations of $10,457, as compared to a net loss of $4,275 for the comparable 2023 period.

The following table presents our results of operations for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023
Revenue	$-	$-

Expenses
Selling, General and Administrative	7,657	6,614
Interest Expense	6,165	5,491
Outside Services	600	2,720
Professional Fees	25,350	39,055
Total Expenses	39,772	53,880
Net Loss	$(39,772)	$(53,880)

Revenues

During the nine months ended September 30, 2024 and 2023, we did not record any revenue.

Net Loss

During the nine months ended September 30, 2024, we had a net loss from operations of $39,772, as compared to a net loss of $53,880 for the comparable 2023 period.

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

As of September 30, 2024, we had a working capital deficit of $34,013, compared to a working capital deficit of $27,831 at December 31, 2023.

Since our inception, we have financed our operations through the sale of equity securities, from third party loans and from internally generated revenue from operations.

Over the last several years, we have been borrowing cash from Bryan Glass Securities, Inc. (“BGS”) and its affiliates to fund our operations. Since 2016, we have borrowed and aggregate of $425,543 from Bryan Glass Securities and its affiliates. Since 2019, the borrowings have been under a drawdown note that allows us to borrow up to $400,000, of which we had borrowed $223,123 through September 30, 2024, leaving $176,877 remaining to be borrowed as we require to fund our operations. All of the promissory notes evidencing our borrowings bear interest at the rate of 2% per year. The drawdown note matures on December 31, 2024 the other outstanding debt, $202,420 in the aggregate, is payable on demand.

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

Cash Flows:

The following table presents summary cash flow information.

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Net cash used in operating activities	$(33,003)	$(57,827)
Net cash provided by financing activities	33,000	57,827
Net increase / (decrease) in cash	$(3)	$10

Contractual Commitments as of September 30, 2024

As of September 30, 2024, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended September 30, 2024 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2023 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $994,056 at September 30, 2024. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2024. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

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

APPSOFT TECHNOLOGIES, INC.

Date: November 19, 2024	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

