Form 10-K
period 2024-12-31
Appsoft Technologies, Inc.
filed 2025-04-16
CIK 1651992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2024 was approximately $903,262.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

At March 7, 2025, there were 4,495,198 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

Throughout this Annual Report, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal,” or similar terminology. The forward-looking statements contained in this Annual Report are generally located in the material set forth under the headings “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

•	our ability to access additional financing;
•	our ability to identify, develop or acquire, launch and enhance games that attract and retain a significant number of paying players;
•	expectations of growth in total consumer spending on gaming and esports;
•	our reliance on third-party platforms and our ability to track data on those platforms;
•	our ability to adapt to, and offer games that keep pace with, changing technology and evolving industry standards;
•	competition;
•	our ability to attract skilled employees with creative and technical backgrounds;
•	our dependence on independent game developers and esports content creators;
•	protection of our proprietary information and intellectual property;
•	security and integrity of our games and systems;
•	security breaches, cyber-attacks or other privacy or data security incidents, challenges or disruptions;
•	reliance on or failures in information technology and other systems;
•	loss of revenue due to unauthorized methods of playing our games;
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

We own a portfolio comprising over 200 Apps titles including games designed to appeal to a broad spectrum of consumers. Historically, consumers have downloaded our Apps through the Apple App Store, a direct-to-consumer digital storefront. We have discontinued publishing and marketing our Apps for lack of the financial resources required to promote our products. We expect to resume publishing and marketing our Apps when resources permit, though we cannot assure investors when the resources will be available to do so, if ever. When we recommence publishing Apps, we expect to generate revenue from downloads of our paid Apps and from advertisements published on our ad supported titles. Over the last several years, we have not developed, acquired or released any new App titles because of our lack of financial resources.

During 2022, we introduced and focused our development efforts on our esports segments, which includes an e-gaming platform and a digital publication titled “Esportsreporter,” a news channel covering esports and professional gaming. We have not generated only minimal revenue from our esports platform, all of which has been derived from paid advertising. We are currently exploring other entry points into the esports market which continues to thrive and grow.

During the first quarter of 2022, we launched a video game incubator, Gamerfy.com, through which we seek to identify, develop and commercialize new games conceived by third-party developers.

Currently, we have paused App sales and publication of Esportsreporter for lack of financial resources and focus our efforts on developing App titles through our Gamerfy platform.

Our App Portfolio

Our Apps comprise game titles that are designed to appeal to a variety of age groups ranging from younger teens to adults. We offer some of our games in both a free advertisement-supported version and a paid version that does not display ads. We had been offering free ad-supported versions with the intention of building a larger customer base more quickly than we could if we charged users an up-front fee to download our games since they may be reluctant to purchase a game without first playing it. If a consumer enjoys a title, they may purchase the game and play without interruption from pop-up ads.

Gamerfy App Incubator and App Development

During the first quarter of 2022, we launched a video game incubator, Gamerfy.com, through which we seek to acquire and commercialize the next generation of game titles with particular focus on community play, the Metaverse, a virtual reality world where users can interact, game and experience things as they would in the real world; and non-fungible tokens, or NFT’s, each of which would allow us to sell into rapidly growing market segments. We are seeking to develop a pipeline of independent game designers, developers and programmers who provide us with new ideas and titles to publish.

Gamerfy provides a platform for us to identify independent game designers, developers and programmers and to monetize their Apps and ideas. In our Gamerfy model, game developers submit ideas and even partially developed games to us through the Gamerfy site. Our panel of experienced gamers select from many possible titles presented to us through the site to select the most appealing and exciting games. We explore the commercial viability of the concept and undertake an analysis of the cost to develop the App against its potential economic return. We conduct these analyses in-house. Subject to available capital, we plan to provide funding and access to studios, designers, coders and other resources to successfully launch and market new game titles. We will seek to acquire an ownership interest in the projects that we fund and commercialize. We expect Gamerfy to be the principal source of new games for us for the foreseeable future.

We believe generally that to the extent we can complete more development work on an App in house or with our resources, the greater percentage of net revenue we can realize from that App. To the extent that we do not have the capital to monetize Apps tiles that we discover, we believe that our industry experience provides us with several entry points to bring new Apps titles to a myriad of sources that have the means to commercialize and market new titles that we identify from which we expect to receive a percentage of the net sales revenue generated from that title.

Outside of the Gamerfy model, we may engage developers to create games for us or acquire titles and concepts directly from independent developers. In cases where we engage independent developers directly to create games for us, we may enter into services or consulting agreements with them that may provide us with exclusive publishing and marketing rights and require us to make development payments, to pay royalties based on product sales and to satisfy other conditions.

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

The description of our development efforts throughout this report is subject in all events to our acquiring the capital required to undertake such activities and we cannot provide investors with any assurance that will have capital available to us in the future.

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

Esports Platform

During the second quarter of 2021, we launched Esportsreporter.com, a news channel for a broad spectrum of esports and gaming. Gaming is one of the largest and fastest growing markets in the entertainment sector, with an estimated 3 billion gamers globally, and esports is the major driver of this growth. At its peak, Esportsreporter retained 15 consultants who reported on all aspects of esports, including tournaments and players.

Esportsreporter was plagued by the various negative effects of Covid and never achieved the success that management expected. Management has determined to pause its efforts to grow the Esportsreporter brand but continues to believe that the esports industry has a bright future. Management currently is reevaluating Esportsreporter’s place in the market and may revive the business in a different configuration when the Company possesses the resources to relaunch the product.

Sales, Marketing and Distribution

Historically, we have marketed, sold and distributed our games Apps through Apple’s App Store, a global direct-to-consumer digital storefront. Currently, we have paused marketing, sales and distribution efforts with respect to our Apps and Esportsreporter products. We are focusing on the development new game Apps through our Gamerfy website and regularly discuss new product concepts with independent developers. We believe that we have developed name recognition and a cadre of contacts with which we can partner in the development of new titles. We expect that any new Apps tiles that we release will be available through Apple’s App Store.

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

In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals in all of our segments who are able to create and launch Apps and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. As an example of the competition that we face, as of the third quarter of end of 2024, the Apple App store offered over 472,000 game Apps for download. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players and users who purchase content for their devices without substantially increasing marketing or development costs.

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

Intellectual Property

Our intellectual property is an essential element of our business. We currently rely on a combination of trade secret and other intellectual property laws, confidentiality agreements and license agreements to protect our intellectual property. We may seek to file copyrights with respect to one or more of our titles in the future. Our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works. Despite our precautions, it may be possible for third parties to obtain and use without our consent intellectual property that we own or license. Unauthorized use of our intellectual property by third parties, including piracy, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and, therefore, are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

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

Cybersecurity threats have not impacted our operations, and we do not anticipate such risks materially affecting our business, strategy, financial condition, or results of operations. However, given the escalating sophistication of cyber threats, the preventive measures we adopt may not always suffice. Despite well-designed controls, we acknowledge the inability to foresee all security breaches, including those stemming from third-party misuse of artificial intelligence (“AI”) technologies, and the potential challenges in implementing timely preventive measures.

Our Chief Executive Officer will oversee our information security programs, including cybersecurity initiatives, and is integrated into the cybersecurity the incident response process that we adopt. Our board of directors will oversee cybersecurity risk management activities, supported by Company management and external consultants.

ITEM 2. PROPERTIES

We currently maintain a virtual office at 1225 Franklin Avenue, Suite 325, Garden City, New York at a cost of $149 per month. We believe that this space is adequate for our current and foreseeable requirements.

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

On April 10, 2025, the closing bid price of our common stock was $0.252 per share.

Holders

As of April 10, 2025, we had 55 record holders and 4,495,198 shares of common stock outstanding.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not issue any securities during fiscal 2024.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

AppSoft Technologies, Inc. (“we,” “us,” or the “Company”) was incorporated in Nevada on March 24, 2015. Historically, we have developed, published and marketed mobile software applications for smartphones and tablet devices (“Apps”). During the last three years, we introduced Esportsreporter, an e-gaming platform and a digital publication and online news channel covering esports and professional gaming and Gamerfy.com, through which we seek to identify, develop and commercialize new games conceived by third-party developers.

We have been constrained by our lack of financial and personnel resources from promoting our Apps and Esportsreporter businesses and have paused these operations until such time as we possess the means to move these businesses forward. Currently, we are focused on our Gamerfy operations which allow us to exploit our knowledge and experience in the Apps gaming industry.

Gamerfy provides a platform for us to identify independent game designers, developers and programmers and to monetize their Apps and ideas. We believe generally that to the extent we can complete more development work on an App in house, the greater percentage of net revenue we can realize from that App. To the extent that we do not have the capital to monetize Apps tiles that we discover, we believe that our industry experience provides us with several entry points to bring new Apps titles to a myriad of sources that have the means to commercialize and market new titles that we identify from which we expect to receive a percentage of the net sales revenue generated from that title.

Our ability to pursue and achieve our objectives is predicated on our receipt of meaningful revenue from sales of Apps that we identify and from our ability to raise capital from outside sources. We require additional capital to fund the development and commercialization of Apps that we identify. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or commercialize products, take advantage of future opportunities or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Results of Operations for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

During the fiscal years ended December 31, 2024 and 2023, the Company did not engage in substantive business operations, did not generate any revenue and had minimal assets. During the fiscal year ended December 31, 2024, the Company incurred total operating expenses of $60,847, consisting principally of professional fees in connection with satisfying its reporting obligations under federal securities law, and fees to third party service providers for web development in connection with our Esports platform, and suffered a net loss of $60,846, as compared to the year ended December 31, 2023 in which the Company incurred operating expenses of $58,342 and suffered a net loss of $58,342.

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

As of December 31, 2024, we had negligible assets and total liabilities of $442,543, of which $36,193 were current liabilities payable within the next twelve months. Of our total liabilities, $442,543 is attributable to the principal and interest due under a draw down promissory note which includes borrowings from 2018 through December 31, 2024 (the “Draw Down Note”). Comparably, as of December 31, 2023, we had minimal assets and total liabilities of $420,382 of which $27,839 were current liabilities payable within the next twelve months. Of our total liabilities, $392,543 was attributable to the principal and interest due under the Draw Down Note. As of December 31, 2024, we had a working capital deficit of $36,092 as compared to a working capital deficit of $27,831 as of December 31, 2023.

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

Our cash on hand and cash flow from operations are not sufficient to fund our existing operations or support our desired development and acquisition strategy or required in connection with launching, marketing and promoting our games. Over the last several years, we have relied on loans from entities related to a stockholder for operating capital. In 2020, these loans were rolled up into a Drawdown Promissory Note which, as amended, provides for a total drawdown line of credit equal to $400,000 which matures on December 31, 2027. Under the Drawdown Promissory Note, as of December 31, 2024, there was an outstanding principal amount of $240,123, and $159,877 remained available for advances. The capital we have received and that remains available under the Drawdown Note is not sufficient to allow us to undertake significant development or marketing activities but will provide us with the capital required to support the Company’s minimal operations while we formulate our strategies for the next several quarters. We are seeking to identify sources of capital to fund the entire range of our operations and development activities; however, such capital may not be available to us on acceptable terms or at all. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities or through other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will continue to constrain our operations, including App development and marketing, and restrict our ability to grow. If we are unable to obtain additional financing, we may possibly have to cease our operations.

Cash Flows:

Operating Activities

Cash used in operations was $52,492 and $63,824 for the years ended December 31, 2024 and 2023, respectively. In 2023 and 2024, cash was mainly used to pay selling, general and administrative expenses and the cost of our outside professionals.

Investing Activities

We did not use any cash in investing activities during the years ended December 31, 2024 and 2023.

Financing Activities

Cash flow from financing activities was $52,585 and $63,827 for the years ended December 31, 2024 and 2023, respectively. These amounts were attributable to advances under the Drawdown Note received periodically over the course of the year.

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

Please see the financial statements filed with this report for a discussion of the accounting policies and estimates that are the most critical to our financial statement.

There are no recent accounting pronouncements published after December 31, 2024 that have a material effect on the financial statements presented herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

Vancouver, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors & Shareholders

Appsoft Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Appsoft Technologies, Inc. as of December 31, 2024 and 2023 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for the years December 31, 2024  and 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, although the Company has limited operations and it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2024.

PCAOB ID: 6108

Vancouver, Washington

April 14, 2025

AppSoft Technologies, Inc.

 Balance Sheets

	For the years ended December 31,
	2024	2023
CURRENT ASSETS
Cash	$101	$8
TOTAL CURRENT ASSETS	101	8

TOTAL ASSETS	$101	$8

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	298	298
Accrued Interest – Related Party	35,895	27,541
TOTAL CURRENT LIABILITIES	36,193	27,839

Note Payable – Related Party	442,543	392,543
TOTAL LIABILITIES	478,736	420,382

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,936,000 and 1,936,000 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively)	$193	$193
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,504,103 and 4,504,103 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively)	449	449
Additional Paid in Capital	536,443	533,858
Accumulated Deficit	(1,015,720)	(954,874)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(478,635)	(420,374)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$101	$8

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

 Statements of Operations

	For the Years Ended December 31,
	2024	2023

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	8,078	7,638
Interest Expense	8,354	7,443
Outside Services	9,440	2,881
Professional Fees	34,975	40,380
Total Expense	60,847	58,342
Loss from operations	$(60,847)	$(58,342)
Other Income/(Loss)
Interest Income	$1	$-
Income on Extinguishment of Debt	$-	$7,900
Provision for Income Taxes	$-	$-
NET LOSS	(60,846)	(50,442)
Weighted average common shares outstanding, basic and fully diluted	4,504,103	4,504,103

Basic and fully diluted net loss per common share:	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,846)	$(58,342)

Income on Extinguishment of Debt	-	7,900

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	-	298
Increase (decrease) in Accrued Interest Expense	8,354	(13,681)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(52,492)	(63,825)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable – borrowings (Related Party)	50,000	63,827
Owner Contributions	2,585	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	52,585	63,827

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	93	2

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	8	6

END OF THE PERIOD	$101	$8

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the Year Ended
December 31, 2024

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2024	4,504,143	$449	1,936,000	$193	$533,858	$(954,874)	$(420,374)

Net Loss	-	-	-	-	-	(14,986)	$(14,986)

Balances, March 31, 2024	4,504,143	$449	1,936,000	$193	$533,858	$(969,860)	$(435,360)

Net Loss	-	-	-	-	-	(13,739)	$(13,739)

Balances, June 30, 2024	4,504,143	$449	1,936,000	$193	$533,858	$(983,599)	$(449,099)

Capital Contributions	-	-	-	-	585	-	$585

Net Loss	-	-	-	-	-	(11,042)	$(11,042)

Balances, September 30, 2024	4,504,143	$449	$1,936,000	$193	$534,443	$(994,641)	$(459,556)

Capital Contributions	-	$-	-	$-	$2,000	$-	$2,000

Net Loss	-	-	-	-	-	(21,079)	$(21,079)

Balances, December 31, 2024	4,504,143	$449	1,936,000	$193	$536,443	$(1,015,720)	$(478,635)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the Year Ended
December 31, 2023

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2023	4,504,143	$449	1,936,000	$193	$533,858	$(904,432)	$(369,932)

Net Loss	-	-	-	-	-	(19,173)	$(19,173)

Balances, March 31, 2023	4,504,143	$449	1,936,000	$193	$533,858	$(923,605)	$(389,105)

Net loss	-	-	-	-	-	(22,532)	(22,532)

Balances, June 30, 2023	4,504,143	449	1,936,000	193	533,858	(946,137)	(411,637)

Net loss	-	-	-	-	-	(4,275)	(4,275)

Balances, September 30, 2023	4,504,143	449	1,936,000	193	533,858	(950,412)	(415,912)

Net loss	-	-	-	-	-	(4,462)	(4,462)

Balances, December 31, 2023	4,504,143	449	1,936,000	193	533,858	(954,874)	(420,374)

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,015,720 and cash used in operations of $52,492 at the period ended December 31, 2024.

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

Interim filings should be read in conjunction with the Company’s annual report as of December 31, 2024.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There was a total of 1,936,000 upon conversion of preferred stock as of December 31, 2024.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2024 and 2023, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended December 31, 2024 and 2023.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended December 31, 2024 and 2023.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2024, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended December 31, 2024 and 2023.

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2024 and 2023.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $0.0001 par value per share.

Total issued and outstanding shares of common stock is 4,504,103 and 4,504,103 as of December 31, 2024 and December 31, 2023, respectively.

Total issued and outstanding shares of preferred stock is 1,936,000 and 1,936,000 as of December 31, 2024 and December 31, 2023, respectively.

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

During 2021, the Company converted 1,400 shares of Preferred Stock into 350,000 shares of Common Stock.

Capital Contributions

Brian Kupchik, President, and CEO made $2,585 in capital contributions during the period ended December 31, 2024 and no capital contributions during the period ended December 31, 2023.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of December 31, 2024 is approximately $1,016,000 and as of December 31, 2023 is $955,000 approximately. The total deferred tax assets are approximately $213,000 and $201,000 for the periods ended December 31, 2024 and 2023, respectively.

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

NOTE G – NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT

The total amount of the Related Party Notes Payable is $442,543 and bears interest at 2% per year. Interest expense for the periods ended December 31, 2024 and 2023 were $8,354 and $7,443, respectively. Total accrued interest as of December 31, 2024 is $35,895.

Detail of the Related Party Notes Payable is as follows:

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

2019 Notes Payable

In 2019 an additional $42,106 was incurred in promissory notes with a related party. The note bears interest at 2% per year.

NOTE G--NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT—CONT’D

BGS Drawdown Promissory Note (Related Party)

On December 31, 2020, the Company executed a Drawdown Promissory Note in favor of Bryan Glass Securities, Inc. (“BGS”) (a related party) under which the Company is entitled to borrow up to an aggregate of $150,000 during the 2020 and 2021 calendar years (the “Drawdown Note”). The original drawdown amount was $50,000 but has been increased to $150,000 in 2021. Under the Drawdown Note, the Company must request a drawdown against the instrument not less than three days prior to the date on which it requires the proceeds stating the amount of the drawdown and the purposes to which the proceeds will be applied. BGS is entitled to approve or decline an advance of all or a portion of the drawdown request. The unpaid principal amount of the Drawdown Note bears interest at the rate of 2% per year. On October 17, 2022, BGS agreed to extend the maturity date of the Drawdown Note to December 31, 2024. On January 1, 2023, the Drawdown Note amount was increased from $150,000 to $400,000.

•	During the year 2020, $38,800 of the drawdown was borrowed.

•	During the year 2021, $62,721 of the drawdown was borrowed.

•	During the year 2022, $24,775 of the drawdown was borrowed.

•	During the year 2023, $63,827 of the drawdown was borrowed.

•	During the year 2024, $50,000 of the drawdown was borrowed.

As of December 31, 2024, the Company has borrowed an aggregate of $240,123 from BGS (a Related Party) under the Drawdown Note and the sum of $159,877 remains available for advances thereunder.

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

NOTE I—MATERIAL EVENTS/SUBSEQUENT EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

Subsequent Events

The Company evaluated for subsequent events from December 31, 2024 through April 15, 2025 (the issuance date of the Company’s financial statements) and has determined that the only subsequent event that has occurred is the additional $26,550 drawn from the BGS Drawdown Note.

Material Events

On October 17, 2022, BGS agreed to extend the maturity date of the Drawdown note to December 31, 2024. On January 1, 2023, BGS increased the Drawdown Note agreement from $150,000 to $400,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2024.

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

Under the supervision of our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024. We have identified the following material weakness as of December 31, 2024:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and announcements of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent of stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, we believe all required Section 16(a) reports were made during 2024.

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

As with most small, early-stage companies until such time as our Company further develops our business, achieves a stronger revenue base and has sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board to include one or more independent directors, we intend to establish an audit committee of our Board. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board include “independent” directors, nor are we required to establish or maintain an audit committee or other committees of our Board.

Meetings of the Board

During fiscal 2024, our Board did not hold any in-person or telephonic meetings and took action by written consent four times.

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

Nomination Process

During the 2024 fiscal year, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our Board. Our Board does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our Board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on our Board. If stockholders wish to recommend candidates directly to our Board, they may do so by sending communications to the President of our Company at the address on the cover of this Annual Report.

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

Insider Trading Policy

We have not adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of the registrant’s securities by directors, officers and employees, or the registrant itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the registrant. We expect that will adopt such a policy if our stock is regularly publicly trades.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes compensation recorded by us for the years ended December 31, 2024 and 2023 for our principal executive officer who also serves as our principal financial officer.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brian Kupchik, President and	2024	0	0	0	0	0	0	0	0
Chief Executive Officer	2023	0	0	0	0	0	0	0	0

___________

Narrative Disclosure to Summary Compensation Table

The Company has not established a base salary for the President. However, from time to time, the President and sole director approves, in his sole discretion, payments to be made to himself by the Company in the form of a management fee. The management fee is intended to compensate Mr. Kupchik for services rendered to the Company in his capacity as an executive officer. There is no written agreement regarding the management fee and no terms in place regarding the amount and timing of management fees. In addition, from time to time, the President, Chief Executive Officer and sole director approves, in his sole discretion, the payment by the Company of certain of his personal expenses and/or financial obligations.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of December 31, 2024.

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

No compensation was paid to our director for his service as a director during the year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our capital stock as of March 9, 2025, by (i) each person known by us to be the beneficial owner of more than 5% of each class of our outstanding capital stock, (ii) each director and each of our executive officers and (iii) all executive officers and directors as a group. As of the date of this report, there were 4,495,198 shares of our common stock outstanding and 1,937,400 shares of Series A Preferred Stock outstanding.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Directors and Officers

Brian Kupchik, President, Chief Financial Officer and Director	2,000,000	44.92%

All officers and directors as a group (1 person)	2,000,000	44.92%

Series A Preferred Stock [1]:

Ventureo, LLC 20 West Park Avenue Suite 207 Long Beach NY 11561	1,937,400	100%

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the fiscal years ended December 31, 2024 and 2023.

	2024	2023

Audit Fees	$15,000	$15,000

Audit-Related Fees	6,000	6,000

Tax Fees

All Other Fees

Total	$21,000	$21,000

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

22

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

23

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

24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPSOFT TECHNOLOGIES, INC.

April 15, 2025	By:	/s/ Brian Kupchik
Brian Kupchik
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Kupchik	President, Chief Executive Officer, principal executive officer and
Brian Kupchik	principal financial and accounting officer	April 15, 2025

25