Form 10-Q
period 2025-03-31
Appsoft Technologies, Inc.
filed 2025-05-15
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At May 12, 2025, there were 4,495,198 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$76	$101
TOTAL CURRENT ASSETS	76	101

TOTAL ASSETS	$76	$101

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	-	298
Accrued Interest - Related Party	38,162	35,895
TOTAL CURRENT LIABILITIES	38,162	36,193

Note Payable - Related Party	466,143	442,543
TOTAL LIABILITIES	504,305	478,736

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,936,000 and 1,936,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	$193	$193
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,495,198 and 4,495,198 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	449	449
Additional Paid in Capital	536,443	536,443
Accumulated Deficit	(1,041,314)	(1,015,720)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(504,229)	(478,635)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$76	$101

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the Three Months Ended March 31,
	2025 (Unaudited)	2024 (Unaudited)

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	992	2,252
Interest Expense	2,267	1,984
Outside Services	3,100	-
Professional Fees	19,235	10,750
Total Expense	25,594	14,986
Loss from operations	$(25,594)	$(14,986)
Other Income/(Loss)
Interest Income	$-	$-
Provision for Income Taxes	$-	$-
NET LOSS	(25,594)	(14,986)
Weighted average common shares outstanding, basic and fully diluted	4,495,198	4,495,198

Basic and fully diluted net loss per common share:	(0.01)	(0.00)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For the Three Months Ended March 31,
	2025 (Unaudited)	2024 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,594)	$(14,986)

Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	(298)	-
Increase (decrease) in Accrued Interest Expense	2,267	1,985
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(23,625)	(13,001)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	23,600	13,100
Owner Contributions	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	23,600	13,100

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(25)	99

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	101	8

END OF THE PERIOD	$76	$107

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the Three Months Ended

March 31, 2025 (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2025	4,495,198	$449	1,936,000	$193	$536,443	$(1,015,720)	$(478,635)

Net Loss	-	-	-	-	-	(25,594)	$(25,594)

Balances, March 31, 2025	4,495,198	$449	1,936,000	$193	$536,443	$(1,041,314)	$(504,229)

For the Year Ended

December 31, 2024

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2024	4,495,198	$449	1,936,000	$193	$533,858	$(954,874)	$(420,374)

Net Loss	-	-	-	-	-	(14,986)	$(14,986)

Balances, March 31, 2024	4,495,198	$449	1,936,000	$193	$533,858	$(969,860)	$(435,360)

The accompanying notes are an integral part of these financial statements.

NOTE A - BUSINESS ACTIVITY

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

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,041,314 and cash used in operations of $23,625 at the period ended March 31, 2025.

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There was a total of 1,936,000 upon conversion of preferred stock as of March 31, 2025.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2025 and 2024, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended March 31, 2025 and 2024.

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended March 31, 2025 and 2024.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2025, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2025 and 2024.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which improves the transparency of income tax disclosures. ASU 2023-09 is effective for the Company for the year ended December 31, 2025 and early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations, as well as disclosures about selling expenses. ASU 2024-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, on a prospective basis, with the option for retrospective application. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact that the standard will have on its condensed financial statements

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

NOTE D - SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2025 and 2024.

NOTE E - CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $0.0001 par value per share.

Total issued and outstanding shares of common stock is 4,495,198 and 4,495,198 as of March 31, 2025 and March 31, 2024, respectively.

Total issued and outstanding shares of preferred stock is 1,936,000 and 1,936,000 as of March 31, 2025 and March 31, 2024, respectively.

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

During 2021, the Company converted 1,400 shares of Preferred Stock into 350,000 shares of Common Stock.

Capital Contributions

Brian Kupchik, President, and CEO made no capital contributions during the period ended March 31, 2025 and no capital contributions during the period ended March 31, 2024.

NOTE F - INCOME TAX

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of March 31, 2025 is approximately $1,041,000 and as of March 31, 2024 is $970,000 approximately. The total deferred tax assets are approximately $219,000 and $204,000 for the periods ended March 31, 2025 and 2024, respectively.

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

NOTE G - NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT

The total amount of the Related Party Notes Payable is $466,143 and bears interest at 2% per year. Interest expense for the periods ended March 31, 2025 and 2024 were $2,267 and $1,984, respectively. Total accrued interest as of March 31, 2025 is $38,162.

Details of the Related Party Notes Payable is as follows:

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

In consideration for the exchange of the Original Notes for the New Notes, the Company agreed to reduce the price at which each share of Series A Preferred Stock, of which Ventureo is the sole holder, converts into Common Stock from $0.005 per share to $0.0002 per share. The Company filed an amendment to its Articles of Incorporation reflecting the change of the conversion price. The Company’s Board approved the Agreement by unanimous written consent to action on November 30, 2018, and the holders of a majority of the outstanding stock approved the Agreement by written consent on December 4, 2018.

Although new borrowings are not yet formalized into a note agreement, the Company and the lender agree that the new loans have the same terms and conditions for the formalized notes.

NOTE G - NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT—CONT’D

2019 Notes Payable

In 2019, an additional $42,106 was incurred in promissory notes. The note bears interest at 2% per year.

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

•	During the year 2020, $38,800 of the drawdown was borrowed.

•	During the year 2021, $62,721 of the drawdown was borrowed.

•	During the year 2022, $24,775 of the drawdown was borrowed.

•	During the year 2023, $63,827 of the drawdown was borrowed.

•	During the year 2024, $50,000 of the drawdown was borrowed.

•	During the 1st quarter 2025, $23,600 of the drawdown was borrowed.

As of March 31, 2025, the Company has borrowed an aggregate of $263,123 from BGS under the Drawdown Note and the sum of $136,277 remains available for advances thereunder.

NOTE H - MATERIAL EVENTS/SUBSEQUENT EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

Subsequent Events

The Company evaluated for subsequent events from March 31, 2025 through May 14, 2025 (the issuance date of the Company’s financial statements) and has determined that the only subsequent event that has occurred is the additional $19,900 drawn from the BGS Drawdown Note.

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

Overview

AppSoft Technologies, Inc. (“we,” “us,” or the “Company”) was incorporated in Nevada on March 24, 2015. Historically, we have developed, published and marketed mobile software applications for smartphones and tablet devices (“Apps”). During the last three years, we introduced (i) Esportsreporter, an e-gaming platform and a digital publication and online news channel covering esports and professional gaming and (ii) gamerfy.com, through which we seek to identify, develop and commercialize new games conceived by third-party developers.

We have been constrained by our lack of financial and personnel resources from promoting our existing Apps, or publishing Esportsreporter and have paused these operations until such time as we possess the means to move these businesses forward. Currently, we are focused on our Gamerfy operations which allow us to exploit our knowledge and experience in the Apps gaming industry.

Gamerfy provides a platform for us to identify independent game designers, developers and programmers and to monetize their Apps and ideas. We believe generally that to the extent we can complete more development work on an App in house, the greater percentage of net revenue we can realize from that App. To the extent that we do not have the capital to monetize Apps titles that we discover, we believe that our industry experience provides us with several entry points to bring new Apps titles to a myriad of sources that have the means to commercialize and market new titles that we identify from which we expect to receive a percentage of the net sales revenue generated from that title.

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

Our ability to achieve and sustain profitability will depend not only on our ability to generate meaningful revenues, but also on our ability to manage our operating expenses. Currently, we have one full-time employee, who receives compensation when and as determined by the Board. For the foreseeable future, we expect to utilize the services of independent contractors and consultants, who we believe are readily available for our purposes, in order to manage our personnel costs. We also will continue to maintain a virtual office as long as our operations permit us to do so to control our office space overhead.

Results of Operations for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024 (unaudited)

During the quarters ended March 31, 2025 and 2024, the Company did not engage in substantive business operations, did not generate any revenue and had minimal assets. During the quarter ended March 31, 2025, the Company incurred operating expenses of $25,594, consisting principally of professional fees in connection with satisfying its reporting obligations under federal securities law and interest expenses, and suffered a net loss of $25,594, as compared to the quarter ended March 31, 2024 in which the Company incurred operating expenses of $14,986 and suffered a net loss of $14,986.

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

As of March 31, 2025, we had a working capital deficit of $38,086, compared to a working capital deficit of $35,794 at December 31, 2024.

During the three months ended March 31, 2025, we borrowed an aggregate of $23,600 under a drawdown promissory note that entitles us to borrow up to $400,000, which bears interest at the rate of 2% per year borrowings and which matures on December 31, 2027. As of March 31, 2025, we had borrowed an aggregate of $263,123 from BGS under the Drawdown Note and the sum of $136,277 remains available for advances thereunder.

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

Cash Flows:

Operating Activities

We used net cash used in operating activities for the three months ended March 31, 2025 of $13,100 compared to $16,023 for the 2024 period, in each case consisting principally of payments to outside consultants, developers and programmers and payments to web hosting and email hosting providers. The decrease in cash used in operating activities was the result of our limited cash resources to deploy to our operations.

Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities was $13,100 compared to $16,023 during the 2024 period. In each year, financing was provided by loans to the Company. We utilized all of the proceeds that we received from the borrowings for working capital.

Contractual Commitments as of March 31, 2025

As of March 31, 2025, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended March 31, 2025 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2024 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $969,860 at March 31, 2025. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

The Company believes that its significant accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. Our significant accounting policies are described in Note C to our audited financial statements included in our annual report on Form 10-K for the period ended December 31, 2024. We do not believe that there has been any significant change in the Company’s critical accounting policies since December 31, 2024.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2025. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025 due to the Company’s limited internal resources and personnel which result in lack our inability to review transactions at multiple levels.

Management is in the process of determining how best to address this condition and implement a more effective system to ensure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the date on which the Company filed its annual report on Form 10-K for the year ended December 31, 2024 and through the date of this quarterly report, the Company did not sell or issue any securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit	Description

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

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

APPSOFT TECHNOLOGIES, INC.

Date: May 15, 2025	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

