Form 10-Q
period 2025-06-30
Appsoft Technologies, Inc.
filed 2025-08-14
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

At August 14, 2025, there were 4,153,103 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$1,814	$101
TOTAL CURRENT ASSETS	1,814	101

TOTAL ASSETS	$1,814	$101

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	-	298
Accrued Interest - Related Party	40,596	35,895
TOTAL CURRENT LIABILITIES	40,596	36,193

Note Payable - Related Party	495,843	442,543
TOTAL LIABILITIES	536,439	478,736

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,936,000 and 1,936,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	$193	$193
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,495,198 and 4,495,198 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	449	449
Additional Paid in Capital	536,443	536,443
Accumulated Deficit	(1,071,710)	(1,015,720)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(534,625)	(478,635)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$1,814	$101

 The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025 (Unaudited)	2024 (Unaudited)	2025 (Unaudited)	2024 (Unaudited)

Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	5,983	2,362	6,974	4,614
Interest Expense	2,433	2,067	4,701	4,051
Outside Services	14,810	260	17,910	260
Professional Fees	7,170	9,050	26,405	19,800
Total Expense	30,396	13,739	55,990	28,725
Loss from operations	$(30,396)	$(13,739)	$(55,990)	$(28,725)
Other Income/(Loss)
Interest Income	$-	$-	$-	$-
Provision for Income Taxes	$-	$-	$-	$-
NET LOSS	(30,396)	(13,739)	(55,990)	(28,725)
Weighted average common shares outstanding, basic and fully diluted	4,495,198	4,495,198	4,495,198	4,498,198

Basic and fully diluted net loss per common share:	(0.01)	(0.00)	(0.01)	(0.01)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For the Six Months Ended June 30,
	2025 (Unaudited)	2024 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,990)	$(28,725)

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	(298)	-
Increase (decrease) in Accrued Interest Expense	4,701	4,057
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(51,587)	(24,668)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	53,300	24,700
Owner Contributions	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	53,300	24,700

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	1,713	32

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	101	8

END OF THE PERIOD	$1,814	$40

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the Six Months Ended
June 30, 2025 (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2025	4,495,198	$449	1,936,000	$193	$536,443	$(1,015,720)	$(478,635)

Net Loss	-	-	-	-	-	(25,594)	(25,594)

Balances, March 31, 2025	4,495,198	449	1,936,000	193	536,443	(1,041,314)	(504,229)

Net Loss	-	-	-	-	-	(30,396)	(30,396)

Balances, June 30, 2025	4,495,198	$449	1,936,000	$193	$536,443	$(1,071,710)	$(534,625)

For the Six Months Ended
June 30, 2024 (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2024	4,495,198	$449	1,936,000	$193	$533,858	$(954,874)	$(420,374)

Net Loss	-	-	-	-	-	(14,986)	(14,986)

Balances, March 31, 2024	4,495,198	449	1,936,000	193	533,858	(969,860)	(435,360)

Net Loss	-	-	-	-	-	(13,739)	(13,739)

Balances, June 30, 2024	4,495,198	$449	1,936,000	$193	$533,858	$(983,599)	$(449,099)

The accompanying notes are an integral part of these financial statements.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,071,710 and cash used in operations of $51,587 at the period ended June 30, 2025.

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

The results for the three months ended June 30, 2025 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2025, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2025 and for the related periods presented.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There was a total of 1,936,000 upon conversion of preferred stock as of June 30, 2025.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2025 and 2024, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended June 30, 2025 and 2024.

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

Fair Value for Financial Assets and Financial Liabilities- The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP)

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended June 30, 2025 and 2024.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2025, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2025 and 2024.

Recently Issued Accounting Pronouncements

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2025 and 2024.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $0.0001 par value per share.

Total issued and outstanding shares of common stock is 4,495,198 and 4,495,198 as of June 30, 2025 and June 30, 2024, respectively.

Total issued and outstanding shares of preferred stock is 1,936,000 and 1,936,000 as of June 30, 2025 and June 30, 2024, respectively.

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

During 2021, the Company converted 1,400 shares of Preferred Stock into 350,000 shares of Common Stock.

Capital Contributions

Brian Kupchik, President, and CEO made no capital contributions during the period ended June 30, 2025 and no capital contributions during the period ended June 30, 2024.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of June 30, 2025 is approximately $1,072,000 and as of June 30, 2024 is $984,000 approximately. The total deferred tax assets are approximately $225,000 and $207,000 for the periods ended June 30, 2025 and 2024, respectively.

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

NOTE G—RELATED PARTY NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT

The total amount of the Related Party Notes Payable is $495,843 and bears interest at 2% per year. Interest expense for the periods ended June 30, 2025 and 2024 were $4,701 and $4,051, respectively. Total accrued interest as of June 30, 2025 is $40,596.

NOTE G--RELATED PARTY NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT—CONT’D

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

•	During the year 2020, $38,800 of the drawdown was borrowed.

•	During the year 2021, $62,721 of the drawdown was borrowed.

•	During the year 2022, $24,775 of the drawdown was borrowed.

•	During the year 2023, $63,827 of the drawdown was borrowed.

•	During the year 2024, $50,000 of the drawdown was borrowed.

•	During the 1st quarter 2025, $23,600 of the drawdown was borrowed.

•	During the 2nd quarter 2025, $29,700 of the drawdown was borrowed.

As of June 30, 2025, the Company has borrowed an aggregate of $294,423 from BGS under the Drawdown Note and the sum of $106,577 remains available for advances thereunder.

NOTE H—MATERIAL EVENTS/SUBSEQUENT EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

Subsequent Events

The Company evaluated for subsequent events from June 30, 2025 through August 13, 2025 (the issuance date of the Company’s financial statements) and has determined that the only subsequent event that has occurred is the additional $10,300 drawn from the BGS Drawdown Note.

Material Events

On October 17, 2022, BGS agreed to extend the maturity date of the Drawdown note to December 31, 2027.

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

Results of Operations for the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024 (unaudited)

The following table presents our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
Revenue	$-		$-

Expenses
Selling, General and Administrative	5,983		2,362
Interest Expense	2,433		2,067
Outside Services	14,810		260
Professional Fees	7,170		9,050
Total Expenses	30,396		13,739
Net loss from operations	$(30,396	) )	$(13,739)

Results of Operations for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024 (unaudited).

The following table presents our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Revenue	$-	$-

Expenses
Selling, General and Administrative	6,974	4,619
Interest Expense	4,701	4,051
Outside Services	17,910	260
Professional Fees	26,405	19,800
Total Expenses	55,990	28,730
Net loss from operations	$(55,990)	$(28,730)

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

As of June 30, 2025, we had a working capital deficit of $38,782, compared to a working capital deficit of $36,092 at December 31, 2024.

During the three months ended June 30, 2025, we borrowed an aggregate of $23,600 under a drawdown promissory note that entitles us to borrow up to $400,000, which bears interest at the rate of 2% per year borrowings and which matures on December 31, 2027. During the six months ended June 30, 2025, we borrowed an aggregate of $53,900 under the drawdown note As of June 30, 2025, we had borrowed an aggregate of $294,423 under the drawdown and the sum of $106,577 remains available for advances.

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

Cash Flows:

The following table presents summary cash flow information:

	For the six months ended June 30, 2025	For the six months ended June 30, 2024

Net cash used in operating activities	$(51,587)	$(24,673)
Net cash used in investing activities	-	-
Net cash provided by financing activities	53,300	24,673
Net increase (decrease) in cash	$1,713	$27

Contractual Commitments as of June 30, 2025

As of June 30, 2025, the Company had no contractual obligations (as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act), other than the loans from Empire State Financial Inc., Bryan Glass Securities, Inc. and their related parties as described above under the heading “—Liquidity and Capital Resources.”

Going Concern

The notes to our financial statements for the quarter ended June 30, 2025 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2024 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,071,710 and cash used in operations of $51,587 at June 30, 2025. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2025. Based upon that evaluation, the Company’s PEO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2025 due to the Company’s limited internal resources and lack of financial resources resulting in an inability to provide for multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

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

APPSOFT TECHNOLOGIES, INC.

Date: August 14, 2025	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

