Form 10-Q
period 2025-09-30
Appsoft Technologies, Inc.
filed 2025-11-19
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

At November 19, 2025, there were 4,495,198 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$8	$101
TOTAL CURRENT ASSETS	8	101

TOTAL ASSETS	$8	$101

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	-	298
Accrued Interest - Related Party	43,120	35,895
TOTAL CURRENT LIABILITIES	43,120	36,193

Note Payable - Related Party	510,343	442,543
TOTAL LIABILITIES	553,463	478,736

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,936,000 and 1,936,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	$193	$193
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,495,198 and 4,495,198 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	449	449
Additional Paid in Capital	536,443	536,443
Accumulated Deficit	(1,090,540)	(1,015,720)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(553,455)	(478,635)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$8	$101

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025 (Unaudited)	2024 (Unaudited)	2025 (Unaudited)	2024 (Unaudited)

Sales	$-	$585	$-	$585
Total Revenue	$-	$585	$-	$585

EXPENSES:
Selling, General and Administrative	4,468	3,038	11,442	7,657
Interest Expense	2,524	2,114	7,225	6,165
Outside Services	6,903	340	24,813	600
Professional Fees	4,935	5,550	31,340	25,350
Total Expense	18,830	11,042	74,820	39,772
Loss from operations	$(18,830)	$(10,457)	$(74,820)	$(39,187)
Other Income/(Loss)
Interest Income	$-	$-	$-	$-
Provision for Income Taxes	$-	$-	$-	$-
NET LOSS	(18,830)	(10,457)	(74,820)	(39,187)
Weighted average common shares outstanding, basic and fully diluted	4,495,198	4,495,198	4,495,198	4,498,198

Basic and fully diluted net loss per common share:	(0.00)	(0.00)	(0.02)	(0.01)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For the Nine Months Ended September 30,
	2025 (Unaudited)	2024 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,820)	$(39,187)

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	(298)	13
Increase (decrease) in Accrued Interest Expense	7,225	6,171
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(67,893)	(33,003)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	67,800	33,000
Owner Contributions	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	67,800	33,000

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(93)	(3)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	101	8

END OF THE PERIOD	$8	$5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the Nine Months Ended
September 30, 2025 (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2025	4,495,198	$449	1,936,000	$193	$536,443	$(1,015,720)	$(478,635)

Net Loss	-	-	-	-	-	(25,594)	(25,594)

Balances, March 31, 2025	4,495,198	449	1,936,000	193	536,443	(1,041,314)	(504,229)

Net Loss	-	-	-	-	-	(30,396)	(30,396)

Balances, June 30, 2025	4,495,198	$449	1,936,000	$193	$536,443	$(1,071,710)	$(534,625)

Net Loss	-	-	-	-	-	(18,830)	(18,830)

Balances, September 30, 2025	4,495,198	$449	1,936,000	$193	$536,443	$(1,090,540)	$(553,455)

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the Nine Months Ended
September 30, 2024 (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2024	4,495,198	$449	1,936,000	$193	$533,858	$(954,874)	$(420,374)

Net Loss	-	-	-	-	-	(14,986)	(14,986)

Balances, March 31, 2024	4,495,198	449	1,936,000	193	533,858	(969,860)	(435,360)

Net Loss	-	-	-	-	-	(13,739)	(13,739)

Balances, June 30, 2024	4,495,198	$449	1,936,000	$193	$533,858	$(983,599)	$(449,099)

Net Loss	-	-	-	-	-	(10,457)	(10,457)

Balances, September 30, 2024	4,495,198	$449	1,936,000	$193	$533,858	$(994,056)	$(459,556)

The accompanying notes are an integral part of these financial statements.

APPSOFT TECHNOLOGIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,090,540 and cash used in operations of $67,893 at the period ended September 30, 2025.

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

The results for the nine months ended September 30, 2025 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2025, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2025 and for the related periods presented.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There was a total of 1,936,000 upon conversion of preferred stock as of September 30, 2025.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2025 and 2024, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended September 30, 2025 and 2024.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended September 30, 2025 and 2024.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2025, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended September 30, 2025 and 2024.

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2025 and 2024.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $.0001 par value per share.

Total issued and outstanding shares of common stock is 4,495,198 and 4,495,198 as of September 30, 2025 and September 30, 2024, respectively.

Total issued and outstanding shares of preferred stock is 1,936,000 and 1,936,000 as of September 30, 2025 and September 30, 2024, respectively.

NOTE E-CAPITAL STOCK – CONT’D

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

During 2021, the Company converted 1,400 shares of Preferred Stock into 350,000 shares of Common Stock.

Capital Contributions

Brian Kupchik, President, and CEO made no capital contributions during the period ended September 30, 2025 and no capital contributions during the period ended September 30, 2024.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of September 30, 2025 is approximately $1,091,000 and as of September 30, 2024 is $994,000 approximately. The total deferred tax assets are approximately $229,000 and $209,000 for the periods ended September 30, 2025 and 2024, respectively.

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

NOTE G—RELATED PARTY NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT

The total amount of the Related Party Notes Payable is $510,343 and bears interest at 2% per year. Interest expense for the periods ended September 30, 2025 and 2024 were $7,225 and $6,165, respectively. Total accrued interest as of September 30, 2025 is $43,120.

Details of the Related Party Notes Payable is as follows:

2018 Notes Payable

2018 Principal and Interest were consolidated into promissory note in the amount of $160,314. The note bears interest at 2% per year.

NOTE G—RELATED PARTY NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT—CONT’D

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

•	During the year 2020, $38,800 of the drawdown was borrowed.

•	During the year 2021, $62,721 of the drawdown was borrowed.

•	During the year 2022, $24,775 of the drawdown was borrowed.

•	During the year 2023, $63,827 of the drawdown was borrowed.

•	During the year 2024, $50,000 of the drawdown was borrowed.

•	During the 1st quarter 2025, $23,600 of the drawdown was borrowed.

•	During the 2nd quarter 2025, $29,700 of the drawdown was borrowed.

•	During the 3rd quarter 2025, $14,500 of the drawdown was borrowed.

As of September 30, 2025, the Company has borrowed an aggregate of $307,923 from BGS under the Drawdown Note and the sum of $92,077 remains available for advances thereunder.

NOTE H—MATERIAL EVENTS/SUBSEQUENT EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

Subsequent Events

The Company evaluated for subsequent events from September 30, 2025 through November 13, 2025 (the issuance date of the Company’s financial statements) and has determined that there are not events subsequent to the close of the period that require disclosure in these financial statements.

Material Events

On November 12, 2025, BGS agreed to extend the maturity date of the Drawdown note to December 31, 2027.

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

Results of Operations for the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024 (unaudited)

During the three months ended September 30, 2025 and 2024, we conducted limited operations. At September 30, 2025, we had nominal assets and had liabilities of $553,463, compared to the year ended December 31, 2024 at which date we had nominal assets and liabilities of 478,736. During the three months ended September 30, 2025, we incurred expenses of $18,830, consisting of selling, general and administrative expenses, interest expense, outside services expenses and professional fees incurred in connection with the preparation of reports we file with the SEC.

	Three Months Ended September 30,
	2025		2024
Revenue	$		$-

Expenses
Selling, General and Administrative		4,468	3,038
Interest Expense		2,524	2,114
Outside Services		6,903	340
Professional Fees		4,935	5,550
Total Expenses		18,830	11,042
Net Loss		$(18,830)	(10,457)

Business Activity

During the quarter ended September 30, 2025, our efforts focused on identifying sources of meaningful capital and we experienced only inconsequential business activity.

Revenues

During the three months ended September 30, 2025 and 2024, we did not record any revenue.

Net Loss

During the three months ended September 30, 2025, we had a net loss from operations of $18,830, as compared to a net loss of $10,457 for the comparable 2024 period.

Results of Operations for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024 (unaudited)

The following table presents our results of operations for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2024	2023
Revenue	$-	$-

Expenses
Selling, General and Administrative	11,442	7,657
Interest Expense	7,225	6,165
Outside Services	24,813	600
Professional Fees	31,340	25,350
Total Expenses	74,820	39,772
Net Loss	$(74,820)	$(39,772)

Revenues

During the nine months ended September 30, 2025 and 2024, we did not record any revenue.

Net Loss

During the nine months ended September 30, 2025, we had a net loss from operations of $74,820, as compared to a net loss of $39,772 for the comparable 2024 period.

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

As of September 30, 2025, we had a working capital deficit of $43,112, compared to a working capital deficit of $36,092 at December 31, 2024.

Since our inception, we have financed our operations through the sale of equity securities, from third party loans and from internally generated revenue from operations.

Over the last several years, we have been borrowing cash from Bryan Glass Securities, Inc. (“BGS”) and its affiliates to fund our operations. Since 2016, we have borrowed and aggregate of $425,543 from Bryan Glass Securities and its affiliates. Since 2019, the borrowings have been under a drawdown note that allows us to borrow up to $400,000, of which we had borrowed $307,923 through September 30, 2025, leaving $92,077 remaining to be borrowed as we require to fund our operations. All of the promissory notes evidencing our borrowings bear interest at the rate of 2% per year. The drawdown note matured on December 31, 2024, which maturity date was extended to December 31, 2027, as discussed in Note H to the financial statements accompanying this report. Other outstanding debt in the amount of $202,420, comprising $160,314 of principal and $42,096 of interest, bears interest at the rate of 2% pr year.

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

Cash Flows:

The following table presents summary cash flow information.

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Net cash used in operating activities	$(67,893)	$(33,003)
Net cash provided by financing activities	67,800	33,000
Net increase / (decrease) in cash	$(93)	$3

Contractual Commitments as of September 30, 2025

As of September 30, 2025, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended September 30, 2025 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2024 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,091,540 at September 30, 2025. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2025. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

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

APPSOFT TECHNOLOGIES, INC.

Date: November 19, 2025	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

