Form 10-K
period 2025-12-31
Appsoft Technologies, Inc.
filed 2026-04-27
CIK 1651992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2025 was approximately $627,542.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

At April 14, 2026, there were 4,495,198 shares of common stock outstanding.

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

Currently, we have paused App sales and publication of Esportsreporter for lack of financial resources and we are focusing our efforts on developing App titles through our Gamerfy platform.

AI Profit Lab

In early 2025, AppSoft embarked on a venture we call AI Profit Lab.  It is primarily a login based E-Learning school where businesses and entrepreneurs can learn the latest practices and tools in the AI assisted business space.  In addition to the online classes, we have also been developing templates and prompt packs, which will be competitively priced as a pay per download.

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

Esports Platform

During 2022, we launched Esportsreporter.com, a news channel for a broad spectrum of esports and gaming. Gaming is one of the largest and fastest growing markets in the entertainment sector, with an estimated 3 billion gamers globally, and esports is the major driver of this growth. At its peak, Esportsreporter retained 15 consultants who reported on all aspects of esports, including tournaments and players.

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

Sales, Marketing and Distribution

Historically, we had marketed, sold and distributed our games Apps through Apple’s App Store, a global direct-to-consumer digital storefront. Currently, we have paused marketing, sales and distribution efforts with respect to our Apps and Esportsreporter products. We are focusing on the development new game Apps through our Gamerfy website and regularly discuss new product concepts with independent developers. We believe that we have developed name recognition and a cadre of contacts with which we can partner in the development of new titles. We expect that any new Apps tiles that we release will be available through Apple’s App Store.

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

In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals in all of our segments who are able to create and launch Apps and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. As an example of the competition that we face, as of the third quarter of end of 2025, the Apple App store offered over 472,000 game Apps for download. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players and users who purchase content for their devices without substantially increasing marketing or development costs.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company’s approach to cybersecurity is based on the nature of its operations, its size and its available resources. As of the date of this Annual Report, the Company has not adopted a standalone written cybersecurity risk management program and does not maintain a dedicated internal information security team. Instead, the Company manages cybersecurity risks through management oversight, use of standard security features provided by third-party service providers, account access controls, software updates, periodic backups and engagement of outside technology service providers on an as-needed basis.

The Company relies on third-party hosted services and software applications for certain aspects of its operations. In connection with the selection and use of those services, management considers, where appropriate, the provider’s reputation, service terms, reliability and security capabilities.

The Company’s President and Chief Executive Officer, who also serves as its principal financial officer, is responsible for day-to-day oversight of cybersecurity matters, including coordinating with outside service providers as appropriate and informing the Board of Directors of material cybersecurity matters.

The Board of Directors oversees risks from cybersecurity threats as part of its broader oversight of the Company’s business and operational risks. Because the Company currently has a single-member Board and no separate committees, the full Board retains direct oversight of cybersecurity matters.

As of the date of this Annual Report, the Company is not aware of any cybersecurity incident that has materially affected the Company, including its business strategy, results of operations or financial condition. However, cybersecurity threats continue to evolve, and the Company may from time to time enhance its processes and controls as its operations and resources develop.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock currently is quoted on the OTC Pink Sheets Open Market under the symbol “ASFT.” The market for our stock is highly illiquid and volatile. The market for our common stock is limited and subject to significant volatility. On April 10, 2026, the closing bid price of our common stock as reported by OTC Markets Group Inc. was $0.326 per share.

Holders

As of April 10, 2026, there were approximately 55 record holders and 4,495,198 shares of common stock outstanding.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not issue any securities during fiscal 2026.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not maintain any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

AppSoft Technologies, Inc. (“we,” “us,” or the “Company”) was incorporated in Nevada on March 24, 2015. Historically, we have developed, published and marketed mobile software applications for smartphones and tablet devices (“Apps”). In 2022, we introduced Esportsreporter, an e-gaming platform and a digital publication and online news channel covering esports and professional gaming and Gamerfy.com, through which we seek to identify, develop and commercialize new games conceived by third-party developers.

We have been constrained by our lack of financial and personnel resources from promoting our Apps and Esportsreporter businesses and have paused these operations until such time as we possess the means to move these businesses forward. Currently, we are focused on our Gamerfy operations which allow us to exploit our knowledge and experience in the Apps gaming industry.

In early 2025, AppSoft embarked on a venture we call AI Profit Lab.  It is primarily a login based E-Learning school where businesses and entrepreneurs can learn the latest practices and tools in the AI assisted business space.  In addition to the online classes, we have also been developing templates and prompt packs, which will be competitively priced as a pay per download. We expect to devote the preponderance of our resources toward the development of this business vertical.

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

Results of Operations for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

During the fiscal years ended December 31, 2025 and 2024, the Company did not engage in substantive business operations, did not generate any revenue and had minimal assets. During the fiscal year ended December 31, 2025, the Company incurred total expenses of $93,643, consisting principally of professional fees in connection with satisfying its reporting obligations under federal securities law, and fees to third party service providers for web development in connection with our Esports platform, and suffered a net loss of $93,642, as compared to the year ended December 31, 2024 in which the Company incurred operating expenses and a net loss of $60,847.

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

As of December 31, 2025, we had negligible assets and total liabilities of $572,284, of which $45,741 were current liabilities payable within the next twelve months. Of our total liabilities, $526,543 is attributable to the principal and interest due under a draw down promissory note which includes borrowings from 2018 through December 31, 2025 (the “Draw Down Note”). Comparably, as of December 31, 2024, we had minimal assets and total liabilities of $438,736 of which $36,193 were current liabilities payable within the next twelve months. Of our total liabilities, $442,543 was attributable to the principal and interest due under the Draw Down Note. As of December 31, 2025, we had a working capital deficit of $45,734 as compared to a working capital deficit of $36,092 as of December 31, 2024.

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

Our cash on hand and cash flow from operations are not sufficient to fund our existing operations or support our desired development and acquisition strategy or required in connection with launching, marketing and promoting our games. Over the last several years, we have relied on loans from entities related to a stockholder for operating capital. In 2020, these loans were rolled up into a Drawdown Promissory Note which, as amended, provides for a total drawdown line of credit equal to $400,000 which matures on December 31, 2027. Under the Drawdown Promissory Note, as of December 31, 2025, there was an outstanding principal amount of $324,123, and $75,877 remained available for advances. The capital we have received and that remains available under the Drawdown Note is not sufficient to allow us to undertake significant development or marketing activities but will provide us with the capital required to support the Company’s minimal operations while we formulate our strategies for the next several quarters. We are seeking to identify sources of capital to fund the entire range of our operations and development activities; however, such capital may not be available to us on acceptable terms or at all. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities or through other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will continue to constrain our operations, including App development and marketing, and restrict our ability to grow. If we are unable to obtain additional financing, we may possibly have to cease our operations.

Cash Flows:

Operating Activities

Cash used in operations was $84,092 and $52,492 for the years ended December 31, 2025 and 2024, respectively. In 2025 and 2024, cash was mainly used to pay selling, general and administrative expenses and the cost of our outside professionals.

Investing Activities

We did not use any cash in investing activities during the years ended December 31, 2025 and 2024.

Financing Activities

Cash flow from financing activities was $84,000 and $52,585 for the years ended December 31, 2025 and 2024, respectively. These amounts were attributable to advances under the Drawdown Note received periodically over the course of the year.

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

There are no recent accounting pronouncements published after December 31, 2025 that have a material effect on the financial statements presented herein.

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

Vancouver, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors & Shareholders

Appsoft Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Appsoft Technologies, Inc. as of December 31, 2025 and 2024 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for the years December 31, 2025 and 2024 in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID: 6108

Vancouver, Washington

April 14, 2026

AppSoft Technologies, Inc.

Balance Sheets

	December 31, 2025	December 31, 2024
CURRENT ASSETS
Cash	$7	$101
TOTAL CURRENT ASSETS	7	101

TOTAL ASSETS	$7	$101

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	-	298
Accrued Interest - Related Party	45,741	35,895
TOTAL CURRENT LIABILITIES	45,741	36,193

Note Payable - Related Party	526,543	442,543
TOTAL LIABILITIES	572,284	478,736

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,936,000 and 1,936,000 shares issued and outstanding at December 31, 2025 and 2024, respectively)	$193	$193
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,495,198 and 4,495,198 shares issued and outstanding at December 31, 2025 and 2024, respectively)	449	449
Additional Paid in Capital	536,443	536,443
Accumulated Deficit	(1,109,362)	(1,015,720)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(572,277)	(478,635)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$7	$101

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the Years Ended December 31,
	2025	2024

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	15,341	8,178
Interest Expense	9,847	8,354
Outside Services	31,195	9,340
Professional Fees	37,260	34,975
Total Expense	93,643	60,847
Loss from operations	$(93,643)	$(60,847)
Other Income/(Loss)
Interest Income	$1	$1
Provision for Income Taxes	$-	$-
NET LOSS	(93,642)	(60,846)
Weighted average common shares outstanding, basic and fully diluted	4,495,198	4,498,198

Basic and fully diluted net loss per common share:	(0.02)	(0.01)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For the Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(93,642)	$(60,846)

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	(298)	-
Increase (decrease) in Accrued Interest Expense	9,846	8,354
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(84,094)	(52,492)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings (Related Party)	84,000	50,000
Owner Contributions	-	2,585
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	84,000	52,585

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(94)	93

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	101	8

END OF THE PERIOD	$7	$101

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the Year Ended
December 31, 2025

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2025	4,495,198	$449	1,936,000	$193	$536,443	$(1,015,720)	$(478,635)

Net Loss	-	-	-	-	-	(25,594)	(25,594)

Balances, March 31, 2025	4,495,198	449	1,936,000	193	536,443	(1,041,314)	(504,229)

Net Loss	-	-	-	-	-	(30,396)	(30,396)

Balances, June 30, 2025	4,495,198	$449	1,936,000	$193	$536,443	$(1,071,710)	$(534,625)

Net Loss	-	-	-	-	-	(18,830)	(18,830)

Balances, September 30, 2025	4,495,198	$449	1,936,000	$193	$536,443	$(1,090,540)	$(553,455)

Net Loss	-	-	-	-	-	(18,822)	(18,822)

Balances, December 31, 2025	4,495,198	$449	1,936,000	$193	$536,443	$(1,109,362)	$(572,277)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the Year Ended
December 31, 2024

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2024	4,495,198	$449	1,936,000	$193	$533,858	$(954,874)	$(420,374)

Net Loss	-	-	-	-	-	(14,986)	(14,986)

Balances, March 31, 2024	4,495,198	449	1,936,000	193	533,858	(969,860)	(435,360)

Net Loss	-	-	-	-	-	(13,739)	(13,739)

Balances, June 30, 2024	4,495,198	$449	1,936,000	$193	$533,858	$(983,599)	$(449,099)

Capital Contributions	-	-	-	-	585	-	585

Net Loss	-	-	-	-	-	(11,042)	(11,042)

Balances, September 30, 2024	4,495,198	$449	1,936,000	$193	$534,443	$(994,641)	$(459,556)

Capital Contributions	-	-	-	-	2,000	-	2,000

Net Loss	-	-	-	-	-	(21,079)	(21,079)

Balances, December 31, 2024	4,495,198	$449	1,936,000	$193	$536,443	$(1,015,720)	$(478,635)

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,109,362 and cash used in operations of $84,094 at the period ended December 31, 2025.

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

The results for interim financial statements are not necessarily indicative of the results of operations for the full year. Interim financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2025, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2025 and for the related periods presented.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There was a total of 1,936,000 upon conversion of preferred stock as of December 31, 2025.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2025 and 2024, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended December 31, 2025 and 2024.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended December 31, 2025 and 2024.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2025, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended December 31, 2025 and 2024.

Recently Issued Accounting Pronouncements

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2025 and 2024.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $.0001 par value per share.

Total issued and outstanding shares of common stock is 4,495,198 and 4,495,198 as of December 31, 2025 and December 31, 2024, respectively.

Total issued and outstanding shares of preferred stock is 1,936,000 and 1,936,000 as of December 31, 2025 and December 31, 2024, respectively.

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

During 2021, the Company converted 1,400 shares of Preferred Stock into 350,000 shares of Common Stock.

Capital Contributions

Brian Kupchik, President, and CEO made no capital contributions during the period ended December 31, 2025 and $2,585 in capital contributions during the period ended December 31, 2024.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of December 31, 2025 is approximately $1,109,000 and as of December 31, 2024 is $1,015,000 approximately. The total deferred tax assets are approximately $233,000 and $213,000 for the periods ended December 31, 2025 and 2024, respectively.

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

NOTE G—RELATED PARTY NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT

The total amount of the Related Party Notes Payable is $526,543 and bears interest at 2% per year. Interest expense for the years ended December 31, 2025 and 2024 were $9,847 and $8,354, respectively. Total accrued interest as of December 31, 2025 is $45,741.

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

•	During the year 2020, $38,800 of the drawdown was borrowed.

•	During the year 2021, $62,721 of the drawdown was borrowed.

•	During the year 2022, $24,775 of the drawdown was borrowed.

•	During the year 2023, $63,827 of the drawdown was borrowed.

•	During the year 2024, $50,000 of the drawdown was borrowed.

•	During the year 2025, $84,000 of the drawdown was borrowed.

As of December 31, 2025, the Company has borrowed an aggregate of $324,123 from BGS under the Drawdown Note and the sum of $75,877 remains available for advances thereunder.

NOTE H—MATERIAL EVENTS/SUBSEQUENT EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

Subsequent Events

The Company evaluated for subsequent events from December 31, 2025 through April 14, 2026 (the issuance date of the Company’s financial statements) and has determined that the only subsequent event that has occurred is the additional $20,600 drawn from the BGS Drawdown Note.

Material Events

On November 12, 2025, BGS agreed to extend the maturity date of the Drawdown note to December 31, 2027.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2025.

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

Under the supervision of our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025. We have identified the following material weakness as of December 31, 2025:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report:

Name	Age	Position

Brian Kupchik	49	President, Chief Executive Officer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and announcements of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent of stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, we believe all required Section 16(a) reports were made during 2025.

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

Meetings of the Board

During fiscal 2025, our Board did not hold any in-person or telephonic meetings and took action by written consent one time.

Committees of our Board of Directors

The Company does not have standing audit, compensation or nominating committees. The functions of those committees are performed by the Board of Directors. Because the Company currently has one director and limited operations, the Board does not believe separate committees are necessary at this time.

The Board does not have a member who qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K.

The entire Board participates in the consideration of director nominees and executive compensation matters.

Nomination Process

During the 2025 fiscal year, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our Board. Our Board does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our Board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on our Board. If stockholders wish to recommend candidates directly to our Board, they may do so by sending communications to the President of our Company at the address on the cover of this Annual Report.

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

Insider Trading Policy

The Company has not adopted an insider trading policy and procedures governing the purchase, sale or other dispositions of the Company’s securities by directors, officers and employees, or by the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. Given the Company’s size and limited operations, the Board has not yet adopted such a policy. The Company may adopt such a policy in the future as its operations and resources develop.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes compensation earned by or paid to Brian Kupchik, the Company’s principal executive officer and principal financial officer, for the fiscal years ended December 31, 2025 and 2024.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brian Kupchik, President and	2025	0	0	0	0	0	0	0	0
Chief Executive Officer	2024	0	0	0	0	0	0	0	0

___________

Narrative Disclosure to Summary Compensation Table

The Company did not pay or accrue salary, bonus, stock awards, option awards, non-equity incentive compensation, deferred compensation, other compensation or director compensation to Mr. Kupchik during fiscal 2025 or fiscal 2024.

There are no employment agreements between the Company and Mr. Kupchik. There are no compensatory plans or arrangements providing payments upon resignation, retirement, other termination of employment, change in control or change in responsibilities following a change in control.

Outstanding Equity Awards at Fiscal Year-End

No executive officer held exercisable or unexercisable options or other equity awards as of December 31, 2025.

Director Compensation

No compensation was paid to the Company’s director for service as a director during fiscal 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our capital stock as of April 14, 2026, by (i) each person known by us to be the beneficial owner of more than 5% of each class of our outstanding capital stock, (ii) each director and each of our executive officers and (iii) all executive officers and directors as a group. As of the date of this report, there were 4,495,198 shares of our common stock outstanding and 1,937,400 shares of Series A Preferred Stock outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company has engaged in transactions with related persons.

During prior periods, the Company received advances from Bryan Glass Securities, Inc. (“BGS”), an affiliate of the holder of all our outstanding preferred stock, for working capital and operating expenses. Prior to 2020, the Company borrowed an aggregate of $202,420 from BGS which is evidenced by a series of promissory notes. In 2020, the Company entered into a drawdown promissory note with BGS that consolidated advances made by BGS to the Company during 2020 and provided for additional borrowings by the Company (the “Draw Down Note”). The Draw Down Note has been amended from time to time to increase the amount available to borrow and to extend the maturity date. As of December 31, 2025, the outstanding balance under the Draw Down Note, including principal and accrued interest, was $324,123, and $75,877 remained available for advances . The Draw Down Note matures on December 31, 2027 and bears interest at the rate of 2% per year.

The Company’s Board reviews related-party transactions as they arise and determines whether the terms are fair to the Company and in its best interests.

Director Independence

The Board of Directors currently consists of one member, Brian Kupchik. Because Mr. Kupchik serves as the Company’s President and Chief Executive Officer, he is not independent.

The Company’s common stock is quoted on the OTC Pink Open Market and the Company is not subject to the corporate governance listing standards of a national securities exchange requiring a majority-independent board. The Board has not established separate audit, compensation or nominating committees, and the functions of those committees are performed by the Board.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the fiscal years ended December 31, 2025 and 2024.

	2025	2024

Audit Fees	$15,000	$15,000

Audit-Related Fees	6,000	6,000

Tax Fees	0	0

All Other Fees

Total	$21,000	$21,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

 (1) Financial Statements. The financial statements filed as part of this Annual Report are listed in the Index to Financial Statements included in Item 8 of this report.

(2) Financial Statement Schedules. All schedules have been omitted because they are not required, are not applicable, or the required information is included in the financial statements or notes thereto.

(3) Exhibits. The exhibits listed in the Exhibit Index below are filed or furnished as part of this Annual Report.

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

APPSOFT TECHNOLOGIES, INC.

April 27, 2026	By:	/s/ Brian Kupchik
Brian Kupchik
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Kupchik	President, Chief Executive Officer, principal executive officer and
Brian Kupchik	principal financial and accounting officer	April 27, 2026

25