Form 10-Q
period 2026-03-31
Appsoft Technologies, Inc.
filed 2026-05-20
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At May 20, 2026, there were 4,495,198 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

	March 31, 2026 (Unaudited)	December 31, 2025 (Audited)

CURRENT ASSETS
Cash	$1,339	$7
TOTAL CURRENT ASSETS	1,339	7

TOTAL ASSETS	$1,339	$7

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	-	-
Accrued Interest - Related Party	48,422	45,741
TOTAL CURRENT LIABILITIES	48,422	45,741

Note Payable - Related Party	545,643	526,543
TOTAL LIABILITIES	594,065	572,284

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,936,000 and 1,936,000 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	$193	$193
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,495,198 and 4,495,198 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	449	449
Additional Paid in Capital	536,443	536,443
Accumulated Deficit	(1,129,811)	(1,109,362)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(592,726)	(572,277)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$1,339	$7

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Operations

	For the Three Months Ended March 31,
	2026 (Unaudited)	2025 (Unaudited)

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	2,668	992
Interest Expense	2,681	2,267
Outside Services	6,150	3,100
Professional Fees	8,950	19,235
Total Expense	20,449	25,594
Loss from operations	$(20,449)	$(25,594)
Other Income/(Loss)
Interest Income	$-	$-
Provision for Income Taxes	$-	$-
NET LOSS	(20,449)	(25,594)
Weighted average common shares outstanding, basic and fully diluted	4,495,198	4,498,198

Basic and fully diluted net loss per common share:	(0.00)	(0.01)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For the Three Months Ended March 31,
	2026 (Unaudited)	2025 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,449)	$(25,594)

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	-	(298)
Increase (decrease) in Accrued Interest Expense	2,681	2,267
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(17,768)	(23,625)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings (Related Party)	19,100	23,600
Owner Contributions	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	19,100	23,600

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	1,332	(25)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	7	101

END OF THE PERIOD	$1,339	$76

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the Three Months Ended March 31, 2026 (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2026	4,495,198	$449	1,936,000	$193	$536,443	$(1,109,362)	$(572,277)

Net Loss	-	-	-	-	-	(20,449)	(20,449)

Balances, March 31, 2026	4,495,198	449	1,936,000	193	536,443	(1,129,811)	(592,726)

For the Three Months Ended March 31, 2025 (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2025	4,495,198	$449	1,936,000	$193	$536,443	$(1,015,720)	$(478,635)

Net Loss	-	-	-	-	-	(25,594)	(25,594)

Balances, March 31, 2025	4,495,198	449	1,936,000	193	536,443	(1,041,314)	(504,229)

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,129,811 and cash used in operations of $17,768 at the period ended March 31, 2026.

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

The results for interim financial statements are not necessarily indicative of the results of operations for the full year. Interim financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2025 and for the related periods presented.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There was a total of 1,936,000 upon conversion of preferred stock as of March 31, 2026.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2026 and 2025, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended March 31, 2026 and 2025.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended March 31, 2026 and 2025.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2026, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2026 and 2025.

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

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2026 and 2025.

NOTE E—CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $0.0001 par value per share.

Total issued and outstanding shares of common stock is 4,495,198 and 4,495,198 as of March 31, 2026 and March 31, 2025, respectively.

Total issued and outstanding shares of preferred stock is 1,936,000 and 1,936,000 as of March 31, 2026 and March 31, 2025, respectively.

NOTE E—CAPITAL STOCK – CONT’D

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

During 2021, the Company converted 1,400 shares of Preferred Stock into 350,000 shares of Common Stock.

Capital Contributions

Brian Kupchik, President, and CEO made no capital contributions during the period ended March 31, 2026 and $0 in capital contributions during the period ended March 31, 2025.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of March 31, 2026 is approximately $1,129,000 and as of March 31, 2025 is $1,041,000 approximately. The total deferred tax assets are approximately $237,000 and $219,000 for the periods ended March 31, 2026 and 2025, respectively.

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

NOTE G—RELATED PARTY NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT

The total amount of Related Party Notes Payable is $545,643 and bears interest at 2% per year. Interest expense for the periods ended March 31, 2026 and 2025 were $2,681 and $2,267, respectively. Total accrued interest as of March 31, 2026 is $48,422.

Details of the Related Party Notes Payable is as follows:

2018 Notes Payable

2018 Principal and Interest were consolidated into promissory note in the amount of $160,314. The note bears interest at 2% per year.

NOTE G—RELATED PARTY NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT—CONT’D

On November 30, 2018, the Company entered into an Exchange Agreement with its Creditors under which each Creditor agreed to cancel the Original Notes issued and accept a new promissory note in the amount of $160,314 from the Company evidencing the amount of principal and accrued interest thereon through such date owed to the Creditor that mature on March 31, 2021 in exchange for the Original Notes.

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

BGS Drawdown Promissory Note (Related Party)

On March 31, 2020, the Company executed a Drawdown Promissory Note in favor of Bryan Glass Securities, Inc. (“BGS”) under which the Company is entitled to borrow up to an aggregate of $150,000 during the 2020 and 2021 calendar years (the “Drawdown Note”). The original drawdown amount was $50,000 but has been increased to $150,000 in 2021. Under the Drawdown Note, the Company must request a drawdown against the instrument not less than three days prior to the date on which it requires the proceeds stating the amount of the drawdown and the purposes to which the proceeds will be applied. BGS is entitled to approve or decline an advance of all or a portion of the drawdown request. The unpaid principal amount of the Drawdown Note bears interest at the rate of 2% per year. On November 12, 2025, BGS agreed to extend the maturity date of the Drawdown Note to December 31, 2027. On January 1, 2023, the Drawdown Note amount increased from $150,000 to $400,000.

•	During the year 2020, $38,800 of the drawdown was borrowed.

•	During the year 2021, $62,721 of the drawdown was borrowed.

•	During the year 2022, $24,775 of the drawdown was borrowed.

•	During the year 2023, $63,827 of the drawdown was borrowed.

•	During the year 2024, $50,000 of the drawdown was borrowed.

•	During the year 2025, $84,000 of the drawdown was borrowed.

•	During the 1st Quarter 2026, $19,100 of the drawdown was borrowed.

As of March 31, 2026, the Company has borrowed an aggregate of $343,223 from BGS under the Drawdown Note and the sum of $56,777 remains available for advances thereunder.

NOTE H—MATERIAL EVENTS/SUBSEQUENT EVENTS

Except as set forth below, since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

Subsequent Events

The Company evaluated for subsequent events from March 31, 2025 through May 20, 2026 (the issuance date of the Company’s financial statements) and has determined that the only subsequent event that has occurred is the additional $10,735 drawn from the BGS Drawdown Note.

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

Overview

AppSoft Technologies, Inc. (“we,” “us,” or the “Company”) was incorporated in Nevada on March 24, 2015. Historically, we have developed, published and marketed mobile software applications for smartphones and tablet devices (“Apps”). During the last twelve months, we introduced AI Profit Lab, a secure e-learning platform where entrepreneurs and businesses master the latest AI-driven strategies and tools.  In addition to the online classes, we have also been developing templates and prompt packs, which will be competitively priced as a pay per download.  To date, we have not generated any revenue from this business line.

Due to resource constraints, we have discontinued our Esportsreporter and Gamerfy services and halted the promotion of our apps library.

Our ability to pursue and achieve our objectives is predicated on our receipt of meaningful revenue from sales of our products or investment in our company. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or commercialize products, take advantage of future opportunities or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Results of Operations for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025 (unaudited)

During the quarters ended March 31, 2026 and 2025, the Company did not engage in substantive business operations, did not generate any revenue and had minimal assets. During the quarter ended March 31, 2026, the Company incurred operating expenses of $20,449, consisting principally of professional fees in connection with satisfying its reporting obligations under federal securities law, outside service fees, selling, general and administrative fees and interest expenses, and suffered a net loss of $20,449, as compared to the quarter ended March 31, 2025 in which the Company incurred operating expenses and a loss of $25,594.

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

As of March 31, 2026, we had a working capital deficit of $47,083, compared to a working capital deficit of $45,734 at December 31, 2025.

During the three months ended March 31, 2026, we borrowed an aggregate of $19,100 under a drawdown promissory note that entitles us to borrow up to $400,000, which bears interest at the rate of 2% per year borrowings and which matures on December 31, 2027. As of March 31, 2026, we had borrowed an aggregate of 343,223 from BGS under the Drawdown Note and the sum of $56,777 remains available for advances thereunder.

We do not have any cash on hand and we have not generated meaningful cash flow from operations sufficient to support our operations. As described above, we have been borrowing cash to fund our operations. We require significant cash to pursue our AI Profit Lab business. We will continue to rely on borrowings from third party loans. However, our future operations are dependent on our ability to secure significant additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities or through other financing mechanisms. However, we cannot assure investors that we will be able to secure such financing on terms favorable to us, if at all. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may continue to restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

Cash Flows:

Operating Activities

We used net cash used in operating activities for the three months ended March 31, 2026 of $17,768 compared to $23,625 for the 2025 period, in each case consisting principally of payments to outside consultants, developers and programmers and payments to web hosting and email hosting providers. The decrease in cash used in operating activities was the result of our limited cash resources to deploy to our operations.

Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities was $19,100 compared to $23,600 during the 2025 period. In each year, financing was provided by loans to the Company. We utilized all of the proceeds that we received from the borrowings for working capital.

Contractual Commitments as of March 31, 2026

As of March 31, 2026, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended March 31, 2026 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2025 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,129,811 at March 31, 2026. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our Apps generate sufficient revenue to offset our research and development, general and administrative and sales and marketing expenses. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this report. We cannot assure you that we will be successful in our operational plans. We cannot be sure that the additional capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

The Company believes that its significant accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. Our significant accounting policies are described in Note C to our audited financial statements included in our annual report on Form 10-K for the period ended December 31, 2025. We do not believe that there has been any significant change in the Company’s critical accounting policies since December 31, 2025.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2026. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026 due to the Company’s limited internal resources and personnel which result in lack our inability to review transactions at multiple levels.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the date on which the Company filed its annual report on Form 10-K for the year ended December 31, 2025 and through the date of this quarterly report, the Company did not sell or issue any securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit	Description

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

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

APPSOFT TECHNOLOGIES, INC.

Date: May 20, 2026	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer and Principal Financial Officer

