Form 10-Q
period 2026-06-30
Appsoft Technologies, Inc.
filed 2026-08-19
CIK 1651992

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

At August 14, 2026, there were 4,495,198 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AppSoft Technologies, Inc.

Balance Sheets

	June 30, 2026 (Unaudited)	December 31, 2025 (Audited)
CURRENT ASSETS
Cash	$9	$7
TOTAL CURRENT ASSETS	9	7

TOTAL ASSETS	$9	$7

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accruals	-	-
Accrued Interest - Related Party	51,194	45,741
TOTAL CURRENT LIABILITIES	51,194	45,741

Note Payable - Related Party	558,478	526,543
TOTAL LIABILITIES	609,672	572,284

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Series A Cumulative, Convertible Preferred stock ($0.0001 par value; 10,000,000 shares authorized; 1,936,000 and 1,936,000 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	$193	$193
Common stock ($0.0001 par value; 1,000,000,000 shares authorized; 4,495,198 and 4,495,198 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	449	449
Additional Paid in Capital	536,443	536,443
Accumulated Deficit	(1,146,748)	(1,109,362)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(609,663)	(572,277)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$9	$7

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

 Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026 (Unaudited)	2025 (Unaudited)	2026 (Unaudited)	2025 (Unaudited)

Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	2,515	5,983	5,183	6,974
Interest Expense	2,772	2,433	5,453	4,701
Outside Services	5,490	14,810	11,640	17,910
Professional Fees	6,160	7,170	15,110	26,405
Total Expense	16,937	30,396	37,386	55,990
Loss from operations	$(16,937)	$(30,396)	$(37,386)	$(55,990)
Other Income/(Loss)
Interest Income	$-	$-	$-	$-
Provision for Income Taxes	$-	$-	$-	$-
NET LOSS	(16,937)	(30,396)	(37,386)	(55,990)
Weighted average common shares outstanding, basic and fully diluted	4,495,198	4,498,198	4,495,198	4,498,198

Basic and fully diluted net loss per common share:	(0.00)	(0.01)	(0.01)	(0.01)

The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statements of Cash Flows

	For the Six Months Ended June 30,
	2026 (Unaudited)	2025 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,386)	$(55,990)

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	-	(298)
Increase (decrease) in Accrued Interest Expense	5,453	4,701
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(31,933)	(51,587)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings (Related Party)	31,935	53,300
Owner Contributions	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	31,935	53,300

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	2	1,713

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	7	101

END OF THE PERIOD	$9	$1,814

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

 The accompanying notes are an integral part of these financial statements.

AppSoft Technologies, Inc.

Statement of Stockholders' Equity

For the Six Months Ended June 30, 2026 (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2026	4,495,198	$449	1,936,000	$193	$536,443	$(1,109,362)	$(572,277)

Net Loss	-	-	-	-	-	(16,937)	(16,937)

Balances, March 31, 2026	4,495,198	449	1,936,000	193	536,443	(1,126,299)	(589,214)

Net Loss	-	-	-	-	-	(20,449)	(20,449)

Balances, June 30, 2026	4,495,198	449	1,936,000	193	536,443	(1,146,748)	(609,663)

For the Six Months Ended June 30, 2025 (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2025	4,495,198	$449	1,936,000	$193	$536,443	$(1,015,720)	$(478,635)

Net Loss	-	-	-	-	-	(25,594)	(25,594)

Balances, March 31, 2025	4,495,198	449	1,936,000	193	536,443	(1,041,314)	(504,229)

Net Loss	-	-	-	-	-	(30,396)	(30,396)

Balances, June 30, 2025	4,495,198	$449	1,936,000	$193	$536,443	$(1,071,710)	$(534,625)

 The accompanying notes are an integral part of these financial statements.

NOTE A—BUSINESS ACTIVITY

AppSoft Technologies (“AppSoft” or the “Company”) was organized under the laws of the State of Nevada March 24, 2015. The Company’s fiscal year-end is December 31st. Historically, AppSoft has developed games/mobile apps and published an as Esports/E-gaming platforms, but has suspended those operations as it endeavors to raise capital to fund its operations.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,146,748 and cash used in operations of $31,933 at the period ended June 30, 2026.

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

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2026 and for the related periods presented.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There was a total of 1,936,000 upon conversion of preferred stock as of June 30, 2026.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2026 and 2025, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended June 30, 2026 and 2025.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended June 30, 2026 and 2025.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2026, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2026 and 2025.

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

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2026 and 2025.

NOTE E—CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 Common Shares at $0.0001 par value per share.

Total issued and outstanding shares of common stock is 4,495,198 and 4,495,198 as of June 30, 2026 and June 30, 2025, respectively.

Total issued and outstanding shares of preferred stock is 1,936,000 and 1,936,000 as of June 30, 2026 and June 30, 2025, respectively.

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

During 2021, the Company converted 1,400 shares of Preferred Stock into 350,000 shares of Common Stock.

Capital Contributions

Brian Kupchik, President, and CEO made no capital contributions during the period ended June 30, 2026 and no capital contributions during the period ended June 30, 2025.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of June 30, 2026 is approximately $1,146,000 and as of June 30, 2025 is $1,071,000 approximately. The total deferred tax assets are approximately $241,000 and $225,000 for the periods ended June 30, 2026 and 2025, respectively.

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

NOTE G—RELATED PARTY NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT

The total amount of Related Party Notes Payable is $558,478 and bears interest at 2% per year. Interest expense for the periods ended June 30, 2026 and 2025 were $5,453 and $4,701, respectively. Total accrued interest as of June 30, 2026 is $51,194.

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

•	During the year 2020, $38,800 of the drawdown was borrowed.

•	During the year 2021, $62,721 of the drawdown was borrowed.

•	During the year 2022, $24,775 of the drawdown was borrowed.

•	During the year 2023, $63,827 of the drawdown was borrowed.

•	During the year 2024, $50,000 of the drawdown was borrowed.

•	During the year 2025, $84,000 of the drawdown was borrowed.

NOTE G--NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT—CONT’D

•	During the 1st Quarter 2026, $19,100 of the drawdown was borrowed.

•	During the 2nd Quarter 2026, $12,835 of the drawdown was borrowed.

As of June 30, 2026, the Company has borrowed an aggregate of $356,058 from BGS under the Drawdown Note and the sum of $43,942 remains available for advances thereunder.

NOTE H—MATERIAL EVENTS/SUBSEQUENT EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:

Subsequent Events

The Company evaluated for subsequent events from June 30, 2026 through August 14, 2026 (the issuance date of the Company’s financial statements) and has determined that the only subsequent event that has occurred is the additional $10,450 drawn from the BGS Drawdown Note.

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

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding the Company’s plans, objectives, expectations, intentions and beliefs concerning future events, business strategy, financing needs and operating performance. Forward-looking statements are based on current expectations and assumptions and involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied.

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

Overview

AppSoft Technologies, Inc. (“we,” “us,” or the “Company”) was incorporated in Nevada on March 24, 2015. Historically, we have developed, published and marketed mobile software applications for smartphones and tablet devices (“Apps”). During the last twelve months, we introduced AI Profit Lab, a secure e-learning platform through which entrepreneurs and businesses may access AI-related educational content, templates and prompt packs To date, we have not generated any revenue from this business line.

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

Results of Operations for the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025 (unaudited)

The following table presents our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Revenue	$-	$-

Expenses
Selling, General and Administrative	2,515	5,983
Interest Expense	2,772	2,433
Outside Services	5,490	14,810
Professional Fees	6,160	7,170
Total Expenses	16,937	30,396
Net loss from operations	$(16,937)	$(30,396)

Net loss decreased by $13,459, or 44%, to $16,937 for the three months ended June 30, 2026 from $30,396 for the comparable 2025 period. The decrease primarily reflected lower outside-services, selling, general and administrative and professional-fee expenses, partially offset by higher interest expense as related-party borrowings increased.

Results of Operations for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025 (unaudited).

The following table presents our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Revenue	$-	$-

Expenses
Selling, General and Administrative	5,183	6,974
Interest Expense	5,453	4,701
Outside Services	11,640	17,910
Professional Fees	15,110	26,405
Total Expenses	37,386	55,990
Net loss from operations	$(37,386)	$(55,990)

Net loss decreased by $18,604, or 33%, to $37,386 for the six months ended June 30, 2026 from $55,990 for the comparable 2025 period. The decrease primarily reflected lower professional-fee and outside-services expenses, partially offset by higher interest expense as related-party borrowings increased.

Liquidity and Capital Resources

Our principal liquidity requirements are to fund the continued development and potential commercialization of AI Profit Lab and to pay the legal, accounting and other costs of remaining a public reporting company. The Company has not generated revenue from AI Profit Lab and does not currently maintain material inventory or accounts receivable.

Since our inception, we have financed our operations through the sale of equity securities, from third party loans and from internally generated revenue from operations.

As of June 30, 2026, we had cash of $9 and a working-capital deficit of $51,185, compared with cash of $7 and a working-capital deficit of $45,734 at December 31, 2025. These amounts assume the classification of the related-party notes payable reflected in the accompanying condensed balance sheets.

During the six months ended June 30, 2026, we borrowed $31,935 under the BGS Drawdown Note. At June 30, 2026, aggregate borrowings under the Drawdown Note were $356,058 and $43,942 remained available for additional advances, subject to BGS’s right to approve or decline each draw request.

We have only nominal cash on hand and have not generated operating cash flow sufficient to support our operations. We have relied on related-party borrowings to fund operating costs. Our ability to continue operations depends on our ability to obtain additional financing and on the willingness of BGS or other financing sources to provide funds after the remaining availability under the Drawdown Note is exhausted. Financing may include additional debt or equity securities, which could be dilutive or include rights senior to those of existing common stockholders. We cannot assure investors that financing will be available on acceptable terms or at all. If we are unable to obtain additional financing, we may be required to curtail development and commercialization efforts or cease operations.

Cash Flows:

The following table presents summary cash flow information:

	For the six months ended June 30, 2026	For the six months ended June 30, 2025

Net cash used in operating activities	$(31,933)	$(51,587)
Net cash provided by financing activities	31,935	53,300
Net increase (decrease) in cash	$2	$1,713

Net cash used in operating activities decreased by $19,654 to $31,933 during the six months ended June 30, 2026, compared with $51,587 during the comparable 2025 period, principally reflecting the lower net loss. Financing activities provided $31,935 during the 2026 period, consisting entirely of related-party borrowings under the BGS Drawdown Note.

Material Cash Requirements

Our material cash requirements consist principally of operating expenses, public-company reporting costs, accrued interest of $51,194 and obligations under the related-party notes described in Note G to the condensed financial statements. We expect to fund these requirements through additional related-party borrowings or other debt or equity financing. The timing and amount of required payments on the 2018 and 2019 notes remain subject to confirmation of their current contractual terms.

Going Concern

Note B to our condensed financial statements for the six months ended June 30, 2026 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2025 describe substantial doubt about our ability to continue as a going concern. At June 30, 2026, we had an accumulated deficit of $1,146,748, cash of $9 and had used $31,933 of cash in operating activities during the six-month period. Our ability to continue as a going concern depends on our ability to generate profitable operations or obtain additional financing sufficient to meet our obligations as they become due. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We expect to continue incurring losses until we generate sufficient revenue to offset our operating and public-company costs. We will need additional capital to fund our near-term plans, and we cannot assure investors that such capital will be available on acceptable terms or at all. If adequate funds are not available, we may be unable to develop or commercialize our products, repay obligations as they become due or continue operations.

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

Critical Accounting Policies and Use of Estimates

The preparation of our condensed financial statements requires management to make estimates and assumptions. Based on the nature of our current assets, liabilities and operations, management has not identified a critical accounting estimate involving a significant level of estimation uncertainty that is reasonably likely to have a material effect on our financial condition or results of operations.

Recent Accounting Pronouncements

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

Management, with the participation of Brian Kupchik, the Company’s President and Chief Executive Officer and its principal executive officer, principal financial officer and principal accounting officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026. Based on that evaluation, Mr. Kupchik concluded that the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below.

The material weaknesses consist of (i) inadequate segregation of duties in the handling of cash, cash receipts and cash disbursements due to the Company’s limited personnel and (ii) the lack of an independent board to oversee management decisions and the use of funds. These material weaknesses were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and continued to exist at June 30, 2026. The Company’s limited financial and personnel resources make remediation difficult. Management intends to continue formalizing cash-handling and review procedures and to seek qualified independent directors when resources permit, but cannot assure that remediation will be completed in a timely manner.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

APPSOFT TECHNOLOGIES, INC.

Date: August 19, 2026	By:	/s/ Brian Kupchik
	Name:	Brian Kupchik
	Title:	President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

